Form 10QSB
period 2001-12-31
SAVON TEAM SPORTS INC
filed 2002-02-19
CIK 1157564

                    SECURITIES AND EXCHANGE COMMISSION
                           Washington D.C.  20549

                                 FORM 10-QSB


[X]     Quarterly Report Under Section 13 or 15(d) of the Securities Exchange
Act of 1934

     For the Quarter Ended:   December 31, 2001

[ ]     Transition Report Under Section 13 or 15(d) of the Securities Exchange
Act of 1934

        For the Transition Period from _____________ to ____________

                    Commission File Number   333-68532
                                             ---------

                          SAVON TEAM SPORTS, INC.
               ----------------------------------------------
               (Name of Small Business Issuer in its charter)

          Utah                                                 87-06738911
-------------------------------                    --------------------------
(State or other jurisdiction of                    (I.R.S. Employer I.D. No.)
 incorporation or organization)

                     1404 Mitchell Drive, Ogden, Utah 84403
               ---------------------------------------------------
              (Address of principal executive offices and Zip Code)

                                 (801) 627-8151
              ----------------------------------------------------
              (Registrant's telephone number, including area code)


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

(1)  Yes X    No     (2)  Yes       No X
        ---     ---          ---      ---

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, Par Value $0.001                          6,250,000
--------------------------------                ----------------------------
       Title of Class                           Number of Shares Outstanding
                                                as of December 31,2001

                         PART I FINANCIAL INFORMATION

                        ITEM 1.  FINANCIAL STATEMENTS

                           SAVON TEAM SPORTS, INC.
                       (A Development Stage Company)

                            FINANCIAL STATEMENTS
                                (UNAUDITED)


     The financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. However, in the opinion of management, all adjustments (which include only normal recurring accruals) necessary to present fairly the financial position and results of operations for the periods presented have been made. These financial statements should be read in conjunction with the accompanying notes, and with the historical financial information of the Company.

SAVON TEAM SPORTS, INC.
(A Development Stage Company)
Balance Sheets

ASSETS
                                                December 31,      June 30,
                                                    2001            2001
                                                ------------    ------------
                                                (Unaudited)

CURRENT ASSETS
 Cash and cash equivalents                      $        617    $     10,000
                                                ------------    ------------
   Total Current Assets                                  617          10,000
                                                ------------    ------------
TOTAL ASSETS                                    $        617    $     10,000
                                                ============    ============




LIABILITIES AND STOCKHOLDERS EQUITY (DEFICIT)

CURRENT LIABILITIES
 Accounts payable                               $     22,209    $          -
                                                ------------    ------------
   Total Current Liabilities                          22,209               -
                                                ------------    ------------
STOCKHOLDERS EQUITY (DEFICIT)

 Preferred stock at $0.001 par value;
  authorized 5,000,000 shares, no shares
  outstanding                                              -               -
 Common stock at $0.001 par value;
  authorized 100,000,000 shares, 6,250,000
  shares issued and outstanding                        6,250           6,250
 Additional paid-in capital                            7,950           3,750
 Deficit accumulated during the development
  stage                                              (35,792)              -
                                                ------------    ------------
   Total Stockholders Equity (Deficit)               (21,592)         10,000
                                                ------------    ------------
TOTAL LIABILITIES AND STOCKHOLDERS EQUITY
 (DEFICIT)                                      $        617    $     10,000
                                                ============    ============



The accompanying notes are an integral part of these financial statements.

SAVON TEAM SPORTS, INC.
(A Development Stage Company)
Statements of Operations
(Unaudited)

                                                                      From
                                     For the        For the      Inception on
                                  Three Months    Six Months        June 28,
                                     Ended           Ended       2001 Through
                                  December 31,    December 31,   December 31,
                                      2001           2001             2001
                                  ------------    ------------   ------------
REVENUES                          $          -    $          -   $          -

EXPENSES                                14,132          35,792         35,792
                                  ------------    ------------   ------------
NET LOSS                          $    (14,132)   $    (35,792)  $    (35,792)
                                  ============    ============   ============
BASIC LOSS PER SHARE              $      (0.00)   $      (0.00)
                                  ============    ============
WEIGHTED AVERAGE NUMBER OF SHARES
 OUTSTANDING                         6,250,000       6,250,000
                                  ============    ============

Note: The comparative income statements for the three and six months ended December 31, 2000 are not presented because the inception date is June 28, 2001.






The accompanying notes are an integral part of these financial statements.

SAVON TEAM SPORTS, INC.
(A Development Stage Company)
Statements of Stockholders Equity

                                                                                       Deficit
                                                                                     Accumulated
                                                                        Additional   During the
                                              Common Stock               Paid-In     Development
                                           Shares       Amount           Capital        Stage
                                        ----------   ----------      -------------   -----------
Balance at inception on
 June 28, 2001                                   -   $        -      $           -   $         -

Common stock issued to
 founder for cash at $0.0016
 per share                               6,250,000        6,250              3,750             -

Net loss from inception on
 June 28, 2001 through
 June 30, 2001                                   -            -                  -             -
                                        ----------   ----------      -------------   -----------
Balance, June 30, 2001                   6,250,000        6,250              3,750             -

Capital contributed by shareholder
 (unaudited)                                     -            -              4,200             -

Net loss for the six months
 ended December 31, 2001
 (unaudited)                                     -            -                  -       (35,792)
                                        ----------   ----------      -------------   -----------
Balance, December 31, 2001
 (unaudited)                             6,250,000   $    6,250      $       7,950   $   (35,792)
                                        ==========   ==========      =============   ===========






The accompanying notes are an integral part of these financial statements.

SAVON TEAM SPORTS, INC.
(A Development Stage Company)
Statements of Cash Flows
(Unaudited)

                                                                     From
                                                    For the      Inception on
                                                  Six Months        June 28,
                                                  Ended 2001        Through
                                                  December 31,    December 31,
                                                     2001             2001
                                                  ------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES
 Net loss                                         $    (35,792)  $    (35,792)
 Contributed capital for services rendered               4,200          4,200
 Changes in operating assets and liabilities:
  Increase in accounts payable                          22,209         22,209
                                                  ------------   ------------
   Net Cash Provided (Used) by Operating
    Activities                                          (9,383)        (9,383)
                                                  ------------   ------------
CASH FLOWS FROM INVESTING ACTIVITIES                         -              -
                                                  ------------   ------------
CASH FLOWS FROM FINANCING ACTIVITIES
 Common stock issued for cash                                -         10,000
                                                  ------------   ------------
   Net Cash Provided by Financing Activities                 -         10,000
                                                  ------------   ------------
NET INCREASE (DECREASE) IN CASH                         (9,383)           617
                                                  ------------   ------------
CASH AT BEGINNING OF PERIOD                             10,000              -
                                                  ------------   ------------
CASH AT END OF PERIOD                             $        617   $        617
                                                  ============   ============
SUPPLEMENTAL CASH FLOW INFORMATION

CASH PAID FOR:
 Interest                                         $          -   $          -
 Income taxes                                     $          -   $          -


Note: The comparative statement of cash flows for the six months ended December 31, 2000 is not presented because the inception date is June 28, 2001.



The accompanying notes are an integral part of these financial statements.

SAVON TEAM SPORTS, INC.
(A Development Stage Company)
Notes to the Financial Statements
December 31, 2001 and June 30, 2001


NOTE 1 - CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at December 31, 2001 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's June 30, 2001 audited financial statements. The results of operations for period ended December 31, 2001 is not necessarily indicative of the operating results for the full years.

NOTE 2 -GOING CONCERN

The Company's financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company does not have significant cash or other material assets, nor does it have an established source of revenues sufficient to cover its operating costs and to allow it to continue as a going concern. It is the intent of the Company to develop a website directed to youth and adult sports teams located overseas with the United States military. Until this occurs, shareholders of the Company have committed to meeting the Company's operating expenses.

NOTE 3 -CAPITAL CONTRIBUTIONS

During the six months ended December 31, 2001, an officer of the Company contributed capital to the Company for wages of $4,200 (six months at $400 per month) and office rental expense at $900 (six months at $300 per month).

          ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                     CONDITION AND RESULTS OF OPERATIONS

Cautionary Statement Regarding Forward-looking Statements
---------------------------------------------------------
This report may contain "forward-looking" statements. Examples of forward-looking statements include, but are not limited to: (a) projections of revenues, capital expenditures, growth, prospects, dividends, capital structure and other financial matters; (b) statements of plans and objectives of the Company or its management or Board of Directors; (c) statements of future economic performance; (d) statements of assumptions underlying other statements and statements about the Company and its business relating to the future; and (e) any statements using the words "anticipate," "expect," "may," "project," "intend" or similar expressions.

General
-------
Savon was organized on June 28, 2001, under the laws of the State of Utah, by Michael L. Rubin, who currently is Savon's sole officer, director and shareholder. In connection with forming Savon, Mr. Rubin contributed cash to pay for the initial organization and a portion of the expenses of this registration. Since inception, Savon's business activities have been limited to organizational matters including opening a bank account and obtaining the services of accounting and legal professionals.

Business in General
-------------------
Savon proposes the creation of an Internet web site which will target specific niche opportunities within the sporting goods industry. Savon has reserved the Internet domain name savonteamsports.com, and information at the web site announces the proposed development and intent of Savon.

The intent of the web site will be to quickly and efficiently showcase available products, and provide email and telephone contact information for Savon to potential purchasers of team sport clothing and equipment.

Results of Operations
---------------------
Savon's operations since inception have consisted of effecting a registration statement and attempting to raise funds thereunder for operating capital. Savon's Registration Statement on Form SB-2 was declared effective on December 17, 2001, and will remain open for 120 from the effective date. As of the date of this filing, no funds have been raised in the public offering.

Three and Six Month Periods Ended December 31, 2001
---------------------------------------------------
Revenues and Costs of Sales. Savon is considered a development stage company and has not yet commenced business operations. Savon had no revenues for the three and six month periods ended December 31, 2001.

General and Administrative Expense. Total operating expenses for three and six month periods ended December 31, 2001 were $14,132 and $35,792, respectively, consisting primarily of legal and accounting expenses related to Savon's offering. Savon expects to incur increased operating expenses as its business operations commence. Net loss for the three and six month periods ended December, 2001 was $14,132 and $35,792 respectively.

Liquidity and Capital Resources
-------------------------------
To date, Savon has financed its operations solely through and capital contributed by its principal officer. At December 31, 2001, the Company had a working capital deficit of $21,592. Savon anticipates that it will be able to sell at least the minimum shares available in its public offering although it has no commitments from purchasers at this date.

Savon's accompanying financial statements include a going concern qualification because Savon does not have significant cash or other material assets, nor has it established any source of revenues to cover its operating costs and allow it to continue. Savon intends to create its proposed website to generate revenues from the sale of team sports clothing and equipment. At this time, however, no such revenues have been generated, nor can management predict when such revenues may begin.

Given its current financial condition, it is unlikely that Savon could make an additional public sale of securities or be able to borrow any significant sum from either a commercial or private lender. The most likely method available to Savon would be the private sale of its securities. There can be no assurance that Savon will be able to obtain such additional funding as needed, or that such funding, if available, can be obtained on terms acceptable to Savon.

                          PART II - OTHER INFORMATION

                          ITEM 1.  LEGAL PROCEEDINGS
     None.

                        ITEM 2.  CHANGES IN SECURITIES
     None.

                   ITEM 3.  DEFAULTS UPON SENIOR SECURITIES
     None.

           ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     None.

                           ITEM 5.  OTHER INFORMATION

Report of Offering of Securities and Use of Proceeds Therefrom
--------------------------------------------------------------
The following information in provided pursuant to Rule 463 of Regulation C, and Item 701 of Regulation S-B under the Securities Act of 1933, as amended. Savon is offering shares of its common stock pursuant to Registration Statement on Form SB-2, declared effective on December 17, 2001(the "Offering"). The Offering is for a minimum 750,000 shares up to a maximum of 1,750,000 shares at $0.10 per share. To date, no shares have been sold and no proceeds have been received.

               ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)     Exhibits.
        ---------

     None.

(b)     Reports on Form 8-K.
        --------------------

     None.

PAGE> 10

                                SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       Savon Team Sports, Inc.


Dated: February 19, 2002               By:/S/Michael L. Rubin, President
                                             and Chief Accounting Officer