Form 10QSB
period 2002-03-31
SAVON TEAM SPORTS INC
filed 2002-04-26
CIK 1157564

                    SECURITIES AND EXCHANGE COMMISSION
                           Washington D.C.  20549

                                 FORM 10-QSB


[X]     Quarterly Report Under Section 13 or 15(d) of the Securities Exchange
Act of 1934

     For the Quarter Ended:   March 31, 2002

[ ]     Transition Report Under Section 13 or 15(d) of the Securities Exchange
Act of 1934

        For the Transition Period from _____________ to ____________

                    Commission File Number   333-68532
                                             ---------

                          SAVON TEAM SPORTS, INC.
               ----------------------------------------------
               (Name of Small Business Issuer in its charter)

          Utah                                                 87-06738911
-------------------------------                    --------------------------
(State or other jurisdiction of                    (I.R.S. Employer I.D. No.)
 incorporation or organization)

                     5039 South 1075 East, Ogden, Utah  84403
               ---------------------------------------------------
              (Address of principal executive offices and Zip Code)

                               (801) 476-3323
              ----------------------------------------------------
              (Registrant's telephone number, including area code)


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

(1)  Yes X    No     (2)  Yes X     No
        ---     ---          ---      ---

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, Par Value $0.001                          6,250,000
--------------------------------                ----------------------------
       Title of Class                           Number of Shares Outstanding
                                                as of April 24, 2002

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

SAVON TEAM SPORTS, INC.
(A Development Stage Company)
Balance Sheets


ASSETS

                                                 March 31,      June 30,
                                                   2002           2001
                                                -----------    -----------
                                                (Unaudited)

CURRENT ASSETS
 Cash                                          $        591   $     10,000
                                                -----------    -----------
   Total Current Assets                                 591         10,000
                                                -----------    -----------
   Total Assets                                $        591   $     10,000
                                                ===========    ===========


LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
 Accounts payable                              $     12,428   $          -
 Accounts payable   related party                    11,500              -
                                                -----------    -----------
   Total Current Liabilities                         23,928              -
                                                -----------    -----------
STOCKHOLDERS' EQUITY (DEFICIT)
 Preferred stock at $0.001 par value;
  authorized 5,000,000 shares, no
  shares outstanding                                      -              -
 Common stock at $0.001 par value;
  authorized 100,000,000 shares, 6,250,000
  shares issued and outstanding                       6,250          6,250
 Additional paid-in capital                          10,050          3,750
 Deficit accumulated during the
  development stage                                 (39,637)             -
                                                -----------    -----------
   Total Stockholders' Equity (Deficit)             (23,337)        10,000
                                                -----------    -----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY
 (DEFICIT)                                     $        591   $     10,000
                                                ===========    ===========







The accompanying notes are an integral part of these financial statements.

SAVON TEAM SPORTS, INC.
(A Development Stage Company)
Statements of Operations
(Unaudited)

                                                                     From
                                    For the         For the      Inception on
                                  Three Months    Nine Months      June 28,
                                     Ended           Ended       2001 Through
                                    March 31,       March 31,      March 31,
                                      2002             2002          2002
                                  ------------    ------------   ------------

REVENUES                         $           -   $           -  $           -
                                  ------------    ------------   ------------
EXPENSES                                 3,845          39,637         39,637
                                  ------------    ------------   ------------
NET LOSS                         $      (3,845)  $     (39,637) $     (39,637)
                                  ============    ============   ============
BASIC LOSS PER SHARE             $       (0.00)  $       (0.01)
                                  ============    ============
WEIGHTED AVERAGE NUMBER OF SHARES
 OUTSTANDING                         6,250,000       6,250,000
                                  ============    ============



Note: The comparative income statements for the three and nine months ended March 31, 2001 are not presented because the inception date is June 28, 2001.











The accompanying notes are an integral part of these financial statements.

SAVON TEAM SPORTS, INC.
(A Development Stage Company)
Statements of Stockholders Equity (Deficit)

                                                                                       Deficit
                                                                                     Accumulated
                                                                        Additional   During the
                                              Common Stock               Paid-In     Development
                                           Shares       Amount           Capital        Stage
                                        ----------   ----------      -------------   -----------
Balance at inception on
 June 28, 2001                                   -   $        -      $           -   $         -

Common stock issued to
 founder for cash at $0.0016
 per share                               6,250,000        6,250              3,750             -

Net loss from inception on
 June 28, 2001 through
 June 30, 2001                                   -            -                  -             -
                                        ----------   ----------      -------------   -----------
Balance, June 30, 2001                   6,250,000        6,250              3,750             -

Capital contributed by shareholder
 (unaudited)                                     -            -              6,300             -

Net loss for the nine months
 ended March 31, 2002
 (unaudited)                                     -            -                  -       (39,637)
                                        ----------   ----------      -------------   -----------
Balance, March 31, 2002
 (unaudited)                             6,250,000   $    6,250      $      10,050   $   (39,637)
                                        ==========   ==========      =============   ===========






The accompanying notes are an integral part of these financial statements.

SAVON TEAM SPORTS, INC.
(A Development Stage Company)
Statements of Cash Flows
(Unaudited)

                                                                    From
                                                   For the       Inception on
                                                  Nine Months      June 28,
                                                     Ended       2001 Through
                                                    March 31,      March 31,
                                                      2002           2002
                                                  ------------   -----------
CASH FLOWS FROM OPERATING ACTIVITIES
 Net loss                                        $     (39,637) $    (39,637)
 Contributed capital for services rendered               6,300         6,300
 Changes in operating assets and liabilities:
  Increase in accounts payable                          12,428        12,428
  Increase in accounts payable   related party          11,500        11,500
                                                  ------------   -----------
   Net Cash (Used) by Operating Activities              (9,409)       (9,409)
                                                  ------------   -----------
CASH FLOWS FROM INVESTING ACTIVITIES                         -             -
                                                  ------------   -----------
CASH FLOWS FROM FINANCING ACTIVITIES

 Common stock issued for cash                                -        10,000
                                                  ------------   -----------
   Net Cash Provided by Financing Activities                 -        10,000
                                                  ------------   -----------
NET INCREASE (DECREASE) IN CASH                         (9,409)          591

CASH AT BEGINNING OF PERIOD                             10,000             -
                                                  ------------   -----------
CASH AT END OF PERIOD                            $         591  $        591
                                                  ============   ===========
SUPPLEMENTAL CASH FLOW INFORMATION

CASH PAID FOR:

 Interest                                        $           -  $          -
 Income taxes                                    $           -  $          -


Note: The comparative statement of cash flows for the nine months ended March 31, 2001 is not presented because the inception date is June 28, 2001.




The accompanying notes are an integral part of these financial statements.

SAVON TEAM SPORTS, INC.
(A Development Stage Company)
Notes to the Financial Statements
March 31, 2002 and June 30, 2001

NOTE 1 -CONDENSED FINANCIAL STATEMENTS
The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at March 31, 2002 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's June 30, 2001 audited financial statements. The results of operations for period ended March 31, 2002 is not necessarily indicative of the operating results for the full years.

NOTE 2 -GOING CONCERN
The Company's financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations.

In order to continue as a going concern, develop a reliable source of revenues, and achieve a profitable level of operations the Company will need, among other things, additional capital resources. Management's plans to continue as a going concern include raising additional capital through sales of common stock. However, management cannot provide any assurances that the Company will be successful in accomplishing any of its plans.

The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plans described in the preceding paragraph and eventually secure other sources of financing and attain profitable operations. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 3 -CAPITAL CONTRIBUTIONS
During the nine months ended March 31, 2002, an officer of the Company contributed capital to the Company of $6,300 for wages and office rent expenses.

NOTE 4 -ACCOUNTS PAYABLE - RELATED PARTY
As of March 31, 2002, a related party has loaned the Company $11,500 for operating working capital. This payable is unsecured, due on demand, and bears no interest.

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

General
-------
Savon was organized on June 28, 2001, under the laws of the State of Utah, by Michael L. Rubin, who currently is Savon's sole officer, director and shareholder. In connection with forming Savon, Mr. Rubin contributed cash to pay for the initial organization and a portion of the expenses of Savon's registration on Form SB-2 and its periodic reports. Since inception, Savon's business activities have been limited to organizational matters including opening a bank account and obtaining the services of accounting and legal professionals.

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

Results of Operations
---------------------
Savon's operations since inception have consisted of effecting a registration statement and attempting to raise funds thereunder for operating capital. Savon's Registration Statement on Form SB-2 was declared effective on December 17, 2001. On April 12, 2002, Savon filed a post-effective amendment to its registration statement extending the offering period until September 30, 2002. The amended registration was declared effective April 25, 2002.
As of the date of this filing, no funds have been raised in the public offering.

Three and Nine Month Periods Ended March 31, 2002
-------------------------------------------------
Revenues and Costs of Sales. Savon is considered a development stage company and has not yet commenced business operations. Savon had no revenues for the three and nine month periods ended March 31, 2002.

General and Administrative Expense. Total operating expenses for three and nine month periods ended March 31, 2002 were $3,845 and $39,637, respectively, consisting primarily of legal and accounting expenses related to Savon's offering. Savon expects to incur increased operating expenses as its business operations commence. Net loss for the three and nine month periods ended March 31, 2002 was $3,845 and $39,637, respectively.

Liquidity and Capital Resources
-------------------------------
To date, Savon has financed its operations solely through and capital contributed by its principal officer. At March 31, 2002, the Company had a working capital deficit of $23,337. Savon hopes that it will be able to sell at least the minimum shares available in its public offering although it has no commitments from purchasers at this date.

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

                          ITEM 1.  LEGAL PROCEEDINGS
     None.


                        ITEM 2.  CHANGES IN SECURITIES
     None.


                   ITEM 3.  DEFAULTS UPON SENIOR SECURITIES
     None.


           ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

                           ITEM 5.  OTHER INFORMATION

Report of Offering of Securities and Use of Proceeds Therefrom
--------------------------------------------------------------
The following information in provided pursuant to Rule 463 of Regulation C, and Item 701 of Regulation S-B under the Securities Act of 1933, as amended. Savon is offering shares of its common stock pursuant to Registration Statement on Form SB-2, declared effective on December 17, 2001(the "Offering"). The Offering is for a minimum 750,000 shares up to a maximum of 1,750,000 shares at $0.10 per share. On April 12, 2002, Savon filed a post-effective amendment to the registration statement extending the offering period until September 30, 2002. The amended registration was declared effective on April 25, 2002. To date, no shares have been sold and no proceeds have been received.



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

                                       Savon Team Sports, Inc.


Dated: April 25, 2002                  By:/S/Michael L. Rubin, President
                                             and Chief Accounting Officer