Form 10KSB
period 2002-06-30
SAVON TEAM SPORTS INC
filed 2002-10-09
CIK 1157564

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549
                                  FORM 10-KSB

(Mark One)
  [x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the fiscal year ended       June 30, 2002
                                     -------------
  [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

     For the transition period from ________ to __________

                   Commission File Number         333-68532
                                                  ---------
                            SAVON TEAM SPORTS, INC.
                         ----------------------------
              (Exact name of registrant as specified in charter)

           Utah                                  87-06738911
------------------------------             -------------------------
State or other jurisdiction of             (I.R.S. Employer I.D. No.)
incorporation or organization

   5039 South 1075 East, Ogden, Utah                        84403
-------------------------------------------              ----------
(Address of principal executive offices)                 (Zip Code)

Issuer's telephone number, including area code (801) 476-3323
                                               ---------------

Securities registered pursuant to section 12(b) of the Act:

Title of each class       Name of each exchange on which registered
        None                                  N/A
------------------        -----------------------------------------

Securities registered pursuant to section 12(g) of the Act:

Common Stock, par value $0.001
--------------------------------
(Title of class)

  Check whether the Issuer (1) filed all reports required to be filed by section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. (1) Yes [X] No [ ] (2) Yes [X] No [ ]

  Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

  State issuer's revenues for its most recent fiscal year:  $-0-

  State the aggregate market value of the voting stock held by nonaffiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days:

  As of September 25, 2002, the Company had 6,250,000 shares of common stock issued and outstanding, all held by an affiliate.

                     DOCUMENTS INCORPORATED BY REFERENCE

     List hereunder the following documents if incorporated by reference and the part of the form 10-KSB (e.g., part I, part II, etc.) into which the document is incorporated: (1) Any annual report to security holders; (2) Any proxy or other information statement; and (3) Any prospectus filed pursuant to rule 424(b) or (c) under the Securities Act of 1933: NONE

                                    PART I.
                       ITEM 1. DESCRIPTION OF BUSINESS

Organization and Corporate History
----------------------------------
Savon was organized on June 28, 2001, under the laws of the State of Utah, by Michael L. Rubin, who currently is Savon's sole officer, director and shareholder. In connection with forming Savon, Mr. Rubin contributed cash to pay for the initial organization and a portion of the expenses of this registration. Since inception, Savon's business activities have been limited to organizational matters including opening a bank account and obtaining the services of accounting and legal professionals in connection with the preparation of this offering.

Business in General
-------------------
Savon Team Sports, Inc (Savon) proposes the creation of an Internet web site which will target specific niche opportunities within the sporting goods industry. Savon has reserved the Internet domain name savonteamsports.com, and information at the web site announces the proposed development and intent of Savon.

The intent of the web site will be to quickly and efficiently showcase available products, and provide email and telephone contact information for Savon to potential purchasers. Should the initial efforts of Savon succeed, the web site will be expanded and developed into an e-commerce site that will eventually enable coaches and managers to purchase everything needed for team sports. However, the costs associated with the development of an e-commerce web site are substantial, and Savon does not intend to expand the web site to accommodate actual purchases through the web site until sales revenues are established and additional funds are raised. Savon believes that although the convenience such an expanded web site would provide purchasers is important, the single most important ingredient to our success will be the development of personal relationships with purchasers via the telephone, e-mail and/or in person. This key ingredient is crucial to our long term success.

Plan of Operation
-----------------
Savon's management believes a substantial opportunity exists by providing competitively priced, high-quality uniforms and sporting goods equipment, accompanied by excellent personalized service to an international market consisting of United States overseas military installations. Such installations encourage and foster team sports among troops, and uniforms and equipment are basic needs often ill met by local providers.

Thus far, Savon has already identified all military installations located in foreign countries as well as those located in U.S. Territories. (See accompanying listings.) Each military installation has a recreation director who will be contacted by Savon through direct mail or by telephone and who will then be directed to our web site where our products will be displayed and described.

In addition to the sports teams drawn from the troops, such military installations frequently also need uniforms and supplies for their youth programs. Savon intends to identify and contact the individuals on each base that are in charge of individual leagues and teams for youth programs.

Additional markets that Savon will concurrently pursue include American and/or English speaking schools in foreign countries. Savon believes such schools experience the same problems regarding consistency and quality of sports team products as well as lack of personal service as the military installations. Therefore, the schools should comprise another prime market for Savon to initially target. Savon is in the process of compiling a list of target schools and contact names.

Products and Services
---------------------
Available products will include everything needed to totally outfit and equip teams in most sports (baseball, softball, basketball, football, wrestling, volleyball, and soccer). The following product list covers uniforms and equipment to be included on the initial web site:

  Baseball and Softball - Complete uniform including hats and visors with embroidery, jerseys with screen printing or twill applique, undershirt such as turtlenecks, pants or shorts, belts, socks, warm up jackets, and metal or rubber cleats.

     Equipment including wood or aluminum bats, mitts, batting gloves, bat bags, equipment bags, and batting helmets. Also, catchers' equipment including helmet, face mask, chest protector and shin guards.

  Basketball - Complete uniform including jersey with screenprinting, shorts, socks, and shoes. Also warm up clothing consisting of shooter's shirt and warm up pants.

    Equipment including all major brands of basketballs and equipment bags.

  Football - Complete uniform and protective equipment including helmet and facemask, mouthpiece, shoulder pads, jerseys with screen printing, pants with knee, butt and thigh pads, belts, gloves, cleats, socks, and protective pads such as forearm pads.

     Other equipment including footballs, kicking tees, and equipment bags.

  Wrestling - Complete uniforms including wrestling singlets with screen printing, nylon or fleece warm up suits, wrestling shoes and socks.

     Equipment including kneepads and wrestling headgear.

  Volleyball - Complete uniforms including jerseys with screen printing, shorts, socks, warm up suits, and volleyball shoes.

     Equipment including top brands of volleyballs, and equipment bags.

  Soccer - Complete uniforms including jerseys with screen printing, shorts, socks, shinguards, sweatsuits, and soccer cleats. Also goalie gear including jerseys, pants or shorts, and goalie gloves.

     Equipment including soccer balls, and equipment bags.

In addition to the sale of the above products, Savon will also earn some revenue through subcontracted screen-printing and embroidery on uniforms for logos, numbers and even names, if desired. Savon expects to hire a third party to do the screen-printing and embroidery and pass the cost plus a small percentage mark-up on to the purchasers of the products. Although the profit margin for this extra service will be small, Savon believes that offering items customized in this fashion will increase demand for its products. As demand for customized products warrants, Savon anticipates acquiring its own screen-printing and embroidery equipment.

Marketing and Distribution
--------------------------
Savon's initial marketing efforts will be directed towards the individual recreation directors for United States military installations in foreign countries and overseas U.S. territories. Savon has identified 61 U.S. military installations, including army, navy, air force and marines, in 19 countries as potential targets and is in the process of assembling a contact list of recreation directors for each installation.

Based on Savon's research, overseas military groups interested in purchasing team sports equipment currently have three options for purchases - local sporting goods outlets, catalogue sales, or internet suppliers. Each of these options appears to have drawbacks which Savon believes it can address. For local outlets, for instance, Savon's research indicates that the quality of the products and service provided are inadequate or unsatisfactory.
Catalogues make more high quality products available, but rarely offer the kinds of screen printing and embroidery service that Savon is prepared to provide. Other internet sources may also provide a wide range of products, but web sites may be hard to find and few offer the kind of personalized printing services that Savon proposes to provide.

Savon believes that we will be able to provide overseas military customers with better products and services than local suppliers, will be able to match or beat catalogue or internet prices from other suppliers, and provide a full spectrum of products and printing and embroidery services not otherwise available from a single source. In addition, by personally contacting potential purchasers by telephone, mailers and email, Savon can direct such potential purchasers to our website, saving them the time and frustration of searching through a large number of web sites for information.

Following the initial marketing program, Savon believes that it can expect to develop a market among overseas elementary and secondary schools that receive assistance and support from the Office of Overseas Schools of the U.S. State Department, referred to as American-sponsored schools. This potential market is based on information compiled from the Overseas School Advisory Council Fact Sheet available on the U.S. State Department web site which includes contact information for the schools.

According to the Fact Sheet, there are 181 schools in 129 countries with a total enrollment of almost 95,000 students. The schools vary widely in size, resources and programs, so Savon will have to do considerable additional research to narrow the list to identify the best prospects for contact, but we believe the potential market opportunity is considerable.

Savon intends to distribute any products purchased by its customers via United States Global Priority Mail and/or other available international priority delivery services. Customers will be able to specify a delivery method at the time orders are placed.

Competition
-----------
Savon does not believe that local sporting goods outlets near overseas military installations offer significant competition because such local outlets cannot offer the range and quality of products available through catalogue or web site sales. However, Savon will be competing in general with many larger, better financed and better established sporting goods retailers who offer products through catalogues or web sites.

Specific competitors in the area of catalogue sales include East Bay, Baseball Express, Score, and Markwort. East Bay and Markwort carry a wide variety of sports equipment and uniforms, but do not offer screenprinting or embroidery for team uniforms. Baseball Express and Score specialize only in baseball and soccer equipment, respectively, rather than the full line of team sports equipment Savon will feature.

Specific competitors in the internet arena which offer all kinds of sporting goods include SportsDepot.com, TheSportsAuthority.com, and OnlineSports.com, as well as hundreds of others. Savon will also be competing with all other web sites that offer sports team products, the largest of which include EastSideTeamSports.com, and PiercesTeamSports.com. Besides these more significant web sites, Savon will be competing with many other lesser-known web sites for sports products. Although Savon believes that its proposed products and services can be offered at competitive prices, and its initial target markets are sufficiently unique to give it a competitive advantage, there can be no assurance that its marketing strategy and showcase web site will be successful enough to generate sufficient sales for continuing operations.

Manufacturing, Supplies, and Quality Control
--------------------------------------------
Savon's president, Michael Rubin, has been working since 1993 for SavOn Sporting Goods, Inc., a sporting goods retailer and varsity athletic goods supplier, located in Ogden, Utah (hereinafter referred to as SOSG). SOSG is owned by Mr. Rubin's brother. However, SOSG has no long range growth plans beyond its existing market and does not intend to expand its current business overseas. Therefore, SOSG has consented to initially allow the Company to fill orders with SOSG inventory, which benefits SOSG by assisting it in reaching various minimum purchase amounts that trigger additional discounts from vendors, including maximum sales discounts and free freight. SOSG will benefit by receiving the additional discounts and, because of the quantities of merchandise already purchased by SOGS and the existing established personal relationships SOSG has with vendors, Savon will receive pricing that will enable it to remain competitive with larger national chains, and competing internet providers.

The two companies sales and revenues will be totally separate. Savon will share in the discounts provided by manufacturers by purchasing inventory from SOSG at net (after discount) pricing as orders are placed by Savon's customers. SOSG benefits by receiving the discounts when the products are originally purchased. There will be no limits set by SOSG as to product availability to Savon. Reorders of merchandise from vendors may be necessary and can be done as needed.

The entire arrangement is an informal one based on anticipated mutual financial benefit. If the arrangement does not prove beneficial or either party wishes to end the relationship, Savon can open its own accounts with vendors. Larger volume purchases receive more favorable pricing in most cases, but not all. Profitable margins can still be had at lower volume if Savon purchased its own products independent of SOSG, although the margins might not be as great.

Besides being able to provide products from the SOSG inventory, Savon will offer various products made by manufacturers that drop ship merchandise directly to end purchasers, thus reducing Savon's need for substantial advance capital for placing orders and/or maintaining a large inventory of warehoused products. Drop ship simply means that the manufacturer ships directly to the consumer, eliminating one step in the process of shipping to Savon and then from Savon to the customer. Savon will be billed for all product shipped to the customer just the same as if it were shipped to Savon first. Pricing remains the same as if it were shipped to Savon originally, but there are no further freight costs incurred by shipping from Savon to the customer. The manufacturer receives no sharing of revenues from Savon's consequent sale.

Other than its proposed relationship with SOSG, Savon anticipates that it will not rely on any other single supplier for more than 10% of its products, and that, if necessary, it could replace any single supplier without any delay or additional expense.

Domain Names, Trademarks and Copyrights
---------------------------------------
Savon has reserved the Internet domain name "savonteamsports.com." Such initial reservation is for a two year period at an aggregate cost of $75, and is easily renewed for extended periods thereafter. Of yet, Savon has not created a logo or any trademarks, but intends to do so as part of the graphics associated with Savon's proposed web site.

Research and Development
------------------------
Other than the proposed expenditures for the creation and development of Savon's proposed web site as disclosed in the Use of Proceeds, Savon does not anticipate any research and development costs in the immediate future. Once the minimum offering is complete, Savon will hire a third party outside source to develop the web site. Savon intends to request bids from a number of companies that offer web site construction and maintenance.

Regulation and Environmental Compliance
---------------------------------------
Savon is not aware of any need for government approval of its proposed products and services, nor of any environmental laws relating to its proposed products and services. To the best of Savon's knowledge, there is no need for either U.S. or foreign government approval on sales made by Savon to overseas United States military installations. Their purchases are treated exactly the same as if they were purchased within the continental United States.

Employees
---------
Savon has no paid employees at this time. If its business plan is successful, Savon expects it will be able to hire part or full time employees to assist in its operations as needed. Michael Rubin, Savon's president, intends to continue to work for SOSG on at least a part time consulting basis in addition to his activities for Savon until such time as Savon's operations require him to devote all his time to Savon.

Facilities
----------
Savon currently utilizes at no cost approximately 250 square feet of dedicated office space located at the home of Savon's President, Michael L. Rubin, 5039 South 1075 East, Ogden, Utah 84403. In the opinion of Savon's management, such office space is sufficient to meet Savon's needs for the next 12 months.

                      ITEM 2. DESCRIPTION OF PROPERTIES

See "Facilities" under Item 1. above.

                            ITEM 3. LEGAL PROCEEDINGS

None.

        ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

No matters were submitted to a vote of shareholders of the Company during the fourth quarter of the fiscal year ended June 30, 2002.

                                  PART II
     ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Lack of Prior Public Market and Possible Volatility of Stock Price
------------------------------------------------------------------
There is no public market for the Common Stock and there can be no assurance that a significant public market for the Common Stock will develop or be sustained. Savon intends to seek a Market Maker to apply to have Savon's Common Stock included for quotation in the over-the-counter market on the OTC Bulletin Board in the immediate future. There can be no assurance that the Market Maker's activities will be continued, or that an active trading market for Savon's Common Stock will be developed or maintained. The future market price of the Common Stock may be highly volatile. There have been periods of extreme fluctuation in the stock market that, in many cases, were unrelated to the operating performance of, or announcements concerning the issuers of the affected securities. Securities of issuers having relatively limited capitalization, limited market makers or securities recently issued in a public offering are particularly susceptible to fluctuations based on short-term trading strategies of certain investors. Although the recently completed initial public offering price of the Common Stock (see Item 6, Management's Discussion and Analysis, Subsequent Event) reflects Savon's assessment of current market conditions, there can be no assurance that such price will be maintained following the Offering.

Possible Sale of Common Stock Pursuant to Rule 144
--------------------------------------------------
Savon has previously issued shares of Common Stock that constitute "restricted securities" as that term is defined in Rule 144 adopted under the Securities Act. Subject to certain restrictions, such securities may generally be sold in limited amounts one year after their acquisition. Savon issued 6,250,000 shares of Common Stock to Savon's founder in connection with its organization. The shares of Common Stock issued to Savon's founder may become eligible for resale under Rule 144 in June 2002.

Dividends
---------
Since inception, we have not paid any dividends on our Common Stock, and we do not anticipate that we will pay dividends in the foreseeable future. Holders of common stock are entitled to receive such dividends as our board of directors may from time to time declare out of funds legally available for the payment of dividends. We seek growth and expansion of our business through the reinvestment of profits, if any, and do not anticipate that we will pay cash dividends in the foreseeable future. However, there are no limitations imposed on dividend payout to shareholders by any of our loan holders or by contract and no any other limitations on shareholder rights exist.

Shareholders
------------
At September 25, 2002, the Company had 1 shareholder.

Report of Offering of Securities and Use of Proceeds Therefrom
--------------------------------------------------------------
The following information in provided pursuant to Rule 463 of Regulation C, and Item 701 of Regulation S-B under the Securities Act of 1933, as amended. Savon offered shares of its common stock pursuant to Registration Statement on Form SB-2, declared effective on December 17, 2001 (the "Offering"). The Offering was for a minimum 750,000 shares up to a maximum of 1,750,000 shares at $0.10 per share. On April 12, 2002, Savon filed a post-effective amendment to the registration statement extending the offering period until September 30, 2002. The amended registration was declared effective on April 25, 2002.

The Offering was closed September 30, 2002, following the sale of 767,000 shares, for gross proceeds of $76,700. At the date of this filing, no proceeds have been disbursed. As soon as the escrow closes, the proceeds will be deposited in Savon's operating account. Additional information on use of proceeds will be provided in Savon's quarterly report for the period ended September 30, 2002, due to be filed on or before November 14, 2002.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

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

Results of Operations
---------------------
Savon's operations since inception have consisted of effecting a registration statement and raising funds thereunder for operating capital. Savon's Registration Statement on Form SB-2 was declared effective on December 17, 2001. On April 12, 2002, Savon filed a post-effective amendment to its registration statement extending the offering period until September 30, 2002. The amended registration was declared effective April 25, 2002.

Year Ended June 30, 2002 compared to June 30, 2001
--------------------------------------------------
Revenues and Costs of Sales. Savon is considered a development stage company and has not yet commenced business operations. Savon had no revenues for the years ended June 30, 2002 and 2001.

General and Administrative Expense. Total operating expenses for year ended June 30, 2002 were $46,335, consisting primarily of legal and accounting expenses related to Savon's offering. We also recorded $3,600 in rental expenses and $4,800 in salary expenses for the use of office space in Michael Rubin's home and his services as sole officer. Mr. Rubin has contributed office space and services totaling $8,400 during the period which appears as an offsetting entry in the attached financial statements as Additional Paid-In Capital. Net loss for the year ended June 30, 2002 was $46,335. Savon expects to incur increased operating expenses as its business operations commence.

Liquidity and Capital Resources
-------------------------------
To date, Savon has financed its operations solely through and capital contributed by its principal officer. At June 30, 2002, Savon had a working capital deficit of $27,935.

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

SUBSEQUENT EVENT
----------------
Subsequent to the date of the financial statements included in this report, on September 30, 2002, Savon closed its Offering after raising a total of $76,700 on the sale of 767,000 shares of its common stock at $0.10 per share. The funds will be released from escrow and deposited in Savon's operating account for payment of outstanding liabilities, creation of its website and for operating capital.

                        ITEM 7.  FINANCIAL STATEMENTS

The financial statements of the Company are set forth immediately following the signature page to this form 10-KSB.


          ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                        ACCOUNTING AND FINANCIAL DISCLOSURE

The Company has had no disagreements with its certified public accountants with respect to accounting practices or procedures or financial disclosure. See ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.

                                PART III
    ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS, AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

The following table sets forth the name, age, and position of each executive officer and director and the term of office of each Director of Savon.

Name               Age     Position              Held Position Since
----               ---     --------              -------------------
Michael L. Rubin   50     President/Secretary
                           and Director          June 2001

Mr. Rubin is Savon's sole director and officer. At such time as state law requires following the issuance of shares in Savon's offering, additional persons will be appointed to serve as directors of Savon until the next annual meeting of shareholders. No candidates for director have been selected. The term of office of each director is one year and until his or her successor is elected at the Registrant's annual shareholders' meeting and is qualified, subject to removal by the shareholders. The term of office for each officer is for one year and until a successor is elected at the annual meeting of the board of directors and is qualified, subject to removal by the board of directors.

Biographical Information
------------------------
Set forth below is certain biographical information with respect to Savon's existing officer and director.

Mike L. Rubin, 50, graduated in 1973 Magna Cum Laude from the University of Utah with a Bachelors Degree in Business Finance. From 1973 to 1993, Mr. Rubin worked in various capacities in the casino industry, eventually becoming a supervisor and manager. As manager, his duties included scheduling over 70 dealers and floor supervisors, instituting and maintaining proper procedures and behavior of the dealers and floor supervisors, and attending to a wide variety of customer needs and complaints.

Since 1993, Mr. Rubin has been Vice President of SavOn Sporting Goods ("SOSG") in Ogden, Utah, a retail sporting goods supplier owned by Mr. Rubin's brother. Mr. Rubin's responsibilities and experience for SOSG include: advertising and marketing, retail sales, purchasing of inventory, scheduling and management of employees, payroll, accounts receivable, and accounts payable. He has also provided bids and consummated sales of team sporting goods equipment and uniforms to schools, city and county recreation organizations, church teams, and military teams.

The term of office of each director is one year and until his successor is elected and qualified at the Company's annual meeting, subject to removal by the Shareholders. The term of office for each Officer is one year and until a successor is elected at the annual meeting of the Board of Directors and is qualified, subject to removal by the Board of Directors. The Company will reimburse Directors for their expenses associated with attending Directors' meetings. However, Directors have not, nor is it anticipated they will, receive any additional compensation for attending Directors' meetings.

COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT
-------------------------------------------------
The Company is not subject to Section 16(A) of the Exchange Act.

                     ITEM 10.  EXECUTIVE COMPENSATION

                    REMUNERATION OF OFFICERS AND DIRECTORS

The following table sets forth certain summary information concerning the compensation paid or accrued since inception to Savon's chief executive officer and/or any of its other officers that received compensation in excess of $100,000 during such period (From June 28, 2001 [inception] to June 30,
2002).
                          SUMMARY COMPENSATION TABLE

                     Annual Compensation                   Long Term Compensation
                     -------------------                   ----------------------
                                                           Awards    Awards  Payouts
                                                           ------    ------  -------
                                              Other      Restricted
Name and                                      Annual      Stock     Options  LTIP     All other
Principal Position Year  Salary($)  Bonus($) Compensation Awards   /SARs    Payout  Compensation
------------------ ----  ------     -------- ------------ ------   -------  ------  ------------
Michael L. Rubin   2002 $    -0-    -0-       -0-         -0-      00-      -0-       -0-
President


Employment Agreements
---------------------
Savon does not have any employment agreements. Our President, Mr. Rubin, has not received any compensation in connection with serving as an officer and director of Savon, and does not intend to receive any compensation until revenues from operations justify it. During the year ended June 30, 2002, Mr. Rubin contributed administrative services to the Company valued at $4,800 (twelve months at $400 per month) and office rental valued at $3,600 (twelve months at $300 per month). See Note 3 to the June 30, 2002 financial statements.

Board Compensation
------------------
Savon's director receives no compensation for attendance at board meetings. Additional members of the Board of Directors who may be appointed following the completion of the offering will serve for no compensation until the next annual meeting of shareholders.

Options/Stock Appreciation Rights ("SAR") Grants in Last Fiscal Year
--------------------------------------------------------------------
No individual grants of stock options (whether or not in tandem with SARs), or freestanding SARs were made since inception to any of the named executive officers.

Bonuses and Deferred Compensation
---------------------------------
There are no compensation plans or arrangements, including payments to be received from Savon, with respect to any person named as a director, executive officer, promoter or control person above which would in any way result in payments to any such person because of his resignation, retirement, or other termination of such person's employment with Savon or its subsidiaries, or any change in control of Savon, or a change in the person's responsibilities.

Compensation Pursuant to Plans
------------------------------
Savon has no compensation plan in place.

  ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth as of September 25, 2002 the name and address and the number of shares of Savon's Common Stock, par value $0.001 per share, held of record or beneficially by each person who held of record, or was known by Savon to own beneficially, more than 5% of the 6,250,000 shares of Common Stock issued and outstanding, and the name and shareholdings of each director and of all officers and directors as a group.

Principal Shareholders:        Amount and
                               Nature of
                               Beneficial
Class   Name and Address       Ownership(1)            Percent
------  ----------------       ------------            -------
Common  Michael L. Rubin          6,250,000             100.00
        5039 South 1075 East
        Ogden, Utah 84403

Officers and Directors:        Amount and
                               Nature of
                               Beneficial
Class   Name and Address       Ownership(1)            Percent
------  ----------------       ------------            -------
Common  Michael L. Rubin          6,250,000             100.00
        5039 South 1075 East
        Ogden, Utah 84403

------------------------
(1) All shares are owned beneficially and of record by the named shareholder and the shareholder has sole voting, investment, and dispositive power of the shares.

             ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Transactions with Management and Others
---------------------------------------
The information set forth below is provided by Savon based on what Savon believes may be material to the shareholders in light of all the circumstances of the particular case. The significance of the transactions disclosed may be evaluated by each potential investor after taking into account the relationship of the parties to the transactions and the amounts involved in the transactions.

Savon was organized on June 28, 2001, primarily through the efforts of Michael
L. Rubin, Savon's sole officer, director and shareholder. Mr. Rubin was issued 6,250,000 shares of Savon's common stock in consideration of $10,000 cash.

Michael Rubin has worked since 1993 for SavOn Sporting Goods ("SOSG") in Ogden, Utah, a retail sporting goods supplier owned by Mr. Rubin's brother. SOSG has offered to supply Savon with inventory at cost because of certain volume discount and other benefits which may accrue to SOSG as a result of increasing its orders. Because of the family relationship between Mr. Rubin and his brother, the business relationship of the two companies cannot be considered an arms length relationship. Any change in ownership of either of the two companies could threaten the proposed business relationship.

During the year ended June 30, 2002, Mr. Rubin contributed administrative services to the Company valued at $4,800 (twelve months at $400 per month) and office rental valued at $3,600 (twelve months at $300 per month).

                  ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

  (a)(1)FINANCIAL STATEMENTS. The following financial statements are included in this report:

Title of Document                                                         Page
-----------------                                                         ----
Independent Auditors' Report of HJ & Associates, LLC                       18
Balance Sheet as of June 30, 2002                                          19
Statements of Operations for the years ended June 30, 2002
 and 2001 and from inception of the development stage, June 28, 2001
 through June 30, 2002                                                     20
Statements of Stockholders' Equity for the years ended June 30, 2002
 and 2001                                                                  21
Statements of Cash Flows for the years ended June 30, 2002
 and 2001 and from inception of the development stage, June 28, 2001
 through June 30, 2002                                                     22
Notes to Financial Statements                                              23

 (a)(2)FINANCIAL STATEMENT SCHEDULES. The following financial statement schedules are included as part of this report:

     None.

 (a)(3)EXHIBITS.  The following exhibits are included as part of this report:

     Exhibit 99 - CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002.

 (b) Reports on Form 8-K.

     No reports on Form 8-K were filed during the quarter ended June 30, 2002.

                   ITEM 14. CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures. We believe our disclosure controls and procedures (as defined in Sections 13a-14(c) and 15d-14(c) of the Securities Exchange Act of 1934, as amended) are adequate, based on our evaluation of such disclosure controls and procedures on [date].

(b) Changes in internal controls. There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       Savon Team Sports, Inc.


Dated: October 3, 2002                 By:/S/Michael L. Rubin,
                                             Principal Executive Officer and
                                             Principal Accounting Officer

                              CERTIFICATIONS



I, Michael L. Rubin, certify that:

1. I have reviewed this annual report on Form 10-KSB of Savon Team Sports, Inc.

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual_report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function);

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control; and

6. The registrant's other certifying officers and I have indicated in this annual report whether of not there was significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: October 3, 2002                         /S/ Michael L. Rubin

INDEPENDENT AUDITORS' REPORT


To the Board of Directors
Savon Team Sports, Inc.
(A Development Stage Company)
Salt Lake City, Utah

We have audited the accompanying balance sheet of Savon Team Sports, Inc. (a development stage company) as of June 30, 2002, and the related statements of operations, stockholders' equity (deficit) and cash flows for the years ended June 30, 2002 and 2001 and from inception on June 28, 2001 through June 30, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Savon Team Sports, Inc. (a development stage company) as of June 30, 2002 and the results of its operations and its cash flows for the years ended June 30, 2002 and 2001 from inception on June 28, 2001 through June 30, 2002 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements has been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has had no operations and limited capital which together raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also discussed in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/S/ HJ & Associates, LLC
HJ & Associates, LLC
Salt Lake City, Utah
July 18, 2002 except for Note 4 as to which the date is October 4, 2002.

SAVON TEAM SPORTS, INC.
(A Development Stage Company)
Balance Sheet


ASSETS

                                                                   June 30,
                                                                     2002
                                                                 -----------
CURRENT ASSETS

 Cash                                                           $         14
                                                                 -----------
   Total Current Assets                                                   14
                                                                 -----------
   Total Assets                                                 $         14
                                                                 ===========
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

 Accounts payable                                               $     16,449
 Accounts payable-related party (Note 3)                              11,500
                                                                 -----------
   Total Current Liabilities                                          27,949
                                                                 -----------
STOCKHOLDERS' EQUITY (DEFICIT)

 Preferred stock at $0.001 par value; authorized 5,000,000
  shares, no shares outstanding                                            -
 Common stock at $0.001 par value; authorized 100,000,000
  shares, 6,250,000 shares issued and outstanding                      6,250
 Additional paid-in capital                                           12,150
 Deficit accumulated during the development stage                    (46,335)
                                                                 -----------
   Total Stockholders' Equity (Deficit)                              (27,935)
                                                                 -----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)            $         14
                                                                 ===========









The accompanying notes are an integral part of these financial statements.

SAVON TEAM SPORTS, INC.
(A Development Stage Company)
Statements of Operations


                                                            From
                                                         Inception on
                                    For the year            June 28,
                                        ended             2001 Through
                                       June 30,              June 30,
                                         2002          2001          2002
                                     -----------   -----------   -----------
REVENUES                            $          -  $          -  $          -
                                     -----------   -----------   -----------
EXPENSES

 Accounting                               12,802             -        12,802
 Legal                                    25,060             -        25,060
 Rent                                      3,600             -         3,600
 Salary                                    4,800             -         4,800
 General and Administrative                   73             -            73
                                     -----------   -----------   -----------
   Total Expenses                         46,335             -        46,335
                                     -----------   -----------   -----------
NET LOSS                            $    (46,335) $          -  $    (46,335)
                                     ===========   ===========   ===========
BASIC LOSS PER SHARE                $      (0.01) $      (0.00) $      (0.01)
                                     ===========   ===========   ===========
WEIGHTED AVERAGE NUMBER
 OF SHARES OUTSTANDING                 6,250,000     6,250,000     6,250,000
                                     ===========   ===========   ===========









The accompanying notes are an integral part of these financial statements.

SAVON TEAM SPORTS, INC.
(A Development Stage Company)
Statements of Stockholders Equity (Deficit)

                                                                   Deficit
                                                                 Accumulated
                                                    Additional    During the
                                Common Stock         Paid-In     Development
                              Shares    Amount       Capital        Stage
                            ---------  ---------    ----------   -----------
Balance at inception on
 June 28, 2001                      -  $       -    $        -   $         -

Common stock issued to
 founder for cash at
 $0.0016 per share          6,250,000      6,250         3,750             -

Net loss from inception on
 June 28, 2001 through
 June 30, 2001                      -          -             -             -
                            ---------  ---------    ----------   -----------
Balance, June 30, 2001      6,250,000  $   6,250    $    3,750   $         -

Contributed capital for
 services rendered (Note 3)         -          -         8,400             -

Net loss for the year ended
 June 30, 2002                      -          -             -       (46,335)
                            ---------  ---------    ----------   -----------
Balance, June 30, 2002      6,250,000 $    6,250   $    12,150  $    (46,335)
                            =========  =========    ==========   ===========









The accompanying notes are an integral part of these financial statements.

SAVON TEAM SPORTS, INC.
(A Development Stage Company)
Statements of Cash Flows

                                                            From
                                                         Inception on
                                    For the year            June 28,
                                        ended             2001 Through
                                       June 30,              June 30,
                                         2002          2001          2002
                                     -----------   -----------   -----------
CASH FLOWS FROM OPERATING
 ACTIVITIES
 Net loss                           $    (46,335) $          -  $    (46,335)
 Adjustments to reconcile loss to
  net cash used by operating
  activities:
  Contributed capital for
   services rendered                       8,400             -         8,400
 Changes in operating assets
  and liabilities:
  Increase in accounts payable            16,449             -        16,449
  Increase in accounts payable
  -related party                          11,500             -        11,500
                                     -----------   -----------   -----------
   Net Cash (Used) by Operating
    Activities                            (9,986)            -        (9,986)
                                     -----------   -----------   -----------

CASH FLOWS FROM INVESTING ACTIVITIES           -             -             -
                                     -----------   -----------   -----------
CASH FLOWS FROM FINANCING ACTIVITIES
 Common stock issued for cash                  -        10,000        10,000
                                     -----------   -----------   -----------
   Net Cash Provided by Financing
    Activities                                 -        10,000        10,000
                                     -----------   -----------   -----------
NET INCREASE (DECREASE) IN CASH           (9,986)       10,000            14

CASH AT BEGINNING OF PERIOD               10,000             -             -
                                     -----------   -----------   -----------
CASH AT END OF PERIOD               $         14  $     10,000  $         14
                                     ===========   ===========   ===========

SUPPLEMENTAL CASH FLOW INFORMATION

CASH PAID FOR:
 Interest                           $          -  $          -  $          -
 Income taxes                       $          -  $          -  $          -


NON-CASH FINANCING ACTIVITIES:

Contributed capital for
 services rendered                  $      8,400  $           - $      8,400


The accompanying notes are an integral part of these financial statements.

SAVON TEAM SPORTS, INC.
(A Development Stage Company)
Notes to the Financial Statements
June 30, 2002 and 2001

NOTE 1 -ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a.  Organization

Savon Team Sports, Inc. (the Company) was incorporated on June 28, 2001 under the laws of the State of Utah.

The Company has had no operations, and has no assets, except for cash. Accordingly, the Company is dependent upon management and/or significant shareholders to provide sufficient working capital to preserve the integrity of the Corporate entity during this phase. It is the intent of management and significant shareholders to provide sufficient working capital necessary to support and preserve the integrity of the corporate entity.

b.  Accounting Method

The Company's financial statements are prepared using the accrual method of accounting.

c.  Basic Loss Per Share

Loss per share has been calculated based on the weighted average number of shares of common stock outstanding during the period.

                                                   For the Years Ended
                                                         June 30,
                                                    2002         2001
                                                -----------   -----------
Loss per share:

Numerator - net loss                           $    (46,335) $          -
Denominator - weighted average
number of shares outstanding                      6,250,000     6,250,000
                                                -----------   -----------
Loss per share                                 $      (0.01) $      (0.00)
                                                ===========   ===========

SAVON TEAM SPORTS, INC.
(A Development Stage Company)
Notes to the Financial Statements
June 30, 2002 and 2001


NOTE 1 -ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Cont.)

d.  Provision for Taxes

At June 30, 2002, the Company has net operating loss carryforwards of approximately $37,600 that may be offset against future taxable income through 2023. No tax benefit has been reported in the financial statements, because the Company is uncertain if the net operating loss tax benefit will expire unused. Accordingly, the potential tax benefits are offset by a valuation account of the same amount.

The income tax benefit differs from the amount computed at federal statutory rates of approximately 38% as follows:
                                                   For the Years Ended
                                                         June 30,
                                                    2002         2001
                                                -----------   -----------
Income tax benefit at statutory rate           $     14,290  $          -
Change in valuation allowance                       (14,290)            -
                                                -----------   -----------
                                               $          -  $          -
                                                ===========   ===========

Deferred tax assets (liabilities) are comprised of the following:

                                                   For the Years Ended
                                                         June 30,
                                                    2002         2001
                                                -----------   -----------
Income tax benefit at statutory rate           $     14,290  $          -
Change in valuation allowance                       (14,290)            -
                                                -----------   -----------
                                               $          -  $          -
                                                ===========   ===========

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carryforwards for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur, net operating loss carryforwards may be limited as to use in future years.

e.  Additional Accounting Policies

Additional accounting policies will be established once planned principal operations commence.

SAVON TEAM SPORTS, INC.
(A Development Stage Company)
Notes to the Financial Statements
June 30, 2002 and 2001


NOTE 1 -ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Cont.)

f.  Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

g. Newly Issued Accounting Pronouncements

SFAS No.'s 141 and 142 -- In June 2001, the Financial Accounting Standards Board (FASB) adopted Statement of Financial Accounting Standards SFAS No. 141 is effective as to any business combination occurring after June 30, 2001 and certain transition provisions that affect accounting for business combinations prior to June 30, 2001 are effective as of the date that SFAS No.142 is applied in its entirety, which was September 30, 2001.

SFAS No. 141 provides standards for accounting for business combinations. Among other things, it requires that only the purchase method of accounting be used and that certain intangible assets acquired in a business combination (i.e. those that result from contractual or other legal rights or are separable) be recorded as an asset apart from goodwill. The transition provisions require that an assessment be made of previous business combinations and, if appropriate, reclassifications be made to or from goodwill to adjust the recording of intangible assets such that the criteria for recording intangible assets apart from goodwill is applied to the previous business combinations The adoption of this principle had no material effect on the company's financial statements.

SFAS No. 142 provides, among other things, that goodwill and intangible assets with indeterminate lives shall not be amortized. Goodwill shall be assigned to a reporting unit and annually assessed for impairment. Intangible assets with determinate lives shall be amortized over their estimated useful lives, with the useful lives reassessed continuously, and shall be assessed for impairment under the provisions of SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets to be Disposed of." Goodwill is also assessed for impairment on an interim basis when events and circumstances warrant.
Upon adoption of SFAS No. 142, the Company will assess whether an impairment loss should be recognized and measured by comparing the fair value of the Areporting unit' to the carrying value, including goodwill. If the carrying value exceeds fair value, then the Company will compare the implied fair value of the goodwill (as defined in SFAS No. 142) to the carrying amount of the goodwill. If the carrying amount of the goodwill exceeds the implied fair value, then the goodwill be adjusted to the implied fair value.

SAVON TEAM SPORTS, INC.
(A Development Stage Company)
Notes to the Financial Statements
June 30, 2002 and 2001


NOTE 1 -ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Cont.)

g. Newly Issued Accounting Pronouncements

SFAS No. 143 -- On August 16, 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations," which is effective for fiscal years beginning after June 15, 2002. It requires that obligations associated with the retirement of a tangible long-lived asset be recorded as a liability when those obligations are incurred, with the amount of the liability initially measured at fair value. Upon initially recognizing for an accrued retirement obligation, an entity must capitalize the cost by recognizing an increase in the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement.

While the Company has not completed the process of determining the effect of this new accounting pronouncement on its financial statements, the Company currently expects that the effect of SFAS No. 143 on the Company's financial statements, when it becomes effective, will not be significant.

NOTE 2 -GOING CONCERN

The Company's financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease development of operations.

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

SAVON TEAM SPORTS, INC.
(A Development Stage Company)
Notes to the Financial Statements
June 30, 2002 and 2001


NOTE 3 - RELATED PARTY TRANSACTIONS

Costs paid on behalf of the Company for services provided at no cost to the Company, such as working for no salary or not charging rent for office space, will be recorded as an expense by the Company with an offsetting entry to Additional paid-in capital. During the year ended June 30, 2002, a shareholder contributed $8,400 with services for rent and salaries.

As of the year ended June 30, 2002, the Company owed a shareholder $11,500 for operating working capital which was treated as an account payable - related party. The payable is unsecured, due on demand, and bears no interest.


NOTE 4 - SUBSEQUENT EVENT

Subsequent to June 30, 2002, the Company sold 767,000 shares of its common stock for $76,700, pursuant to the December 17, 2001 SB-2 registration statement that was extended to September 30, 2002. The proceeds will be deposited in the Company's operating account when the escrow closes.