Form 10QSB
period 2002-09-30
SAVON TEAM SPORTS INC
filed 2003-01-15
CIK 1157564

                    SECURITIES AND EXCHANGE COMMISSION
                           Washington D.C.  20549

                                 FORM 10-QSB


[X]     Quarterly Report Under Section 13 or 15(d) of the Securities Exchange
Act of 1934

     For the Quarter Ended:   September 30, 2002

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

(1)  Yes X    No     (2)  Yes X     No
        ---     ---          ---      ---

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, Par Value $0.001                          7,057,000
--------------------------------                ----------------------------
       Title of Class                           Number of Shares Outstanding
                                                as of December 31, 2002

                         PART I FINANCIAL INFORMATION


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



                        ITEM 1.  FINANCIAL STATEMENTS

                            SAVON TEAM SPORTS, INC.
                         (A Development Stage Company)

                            FINANCIAL STATEMENTS
                     September 30, 2002 and June 30, 2002

                            (See pages following)

SAVON TEAM SPORTS, INC.
(A Development Stage Company)
Balance Sheets


ASSETS

                                                 September 30,    June 30,
                                                     2002           2002
                                                 ------------   ------------
                                                  (Unaudited)
CURRENT ASSETS
 Cash                                           $          42  $          14
                                                 ------------   ------------
   Total Current Assets                                    42             14
                                                 ------------   ------------
   Total Assets                                 $          42  $          14
                                                 ============   ============
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
 Accounts payable                               $      19,745  $      16,449
 Accounts payable - related party                      12,200         11,500
                                                 ------------   ------------
   Total Current Liabilities                           31,945         27,949
                                                 ------------   ------------

STOCKHOLDERS' EQUITY (DEFICIT)
 Preferred stock at $0.001 par value;
  authorized 5,000,000 shares, no shares
  outstanding                                               -              -
 Common stock at $0.001 par value; authorized
  100,000,000 shares, 6,250,000 shares issued
  and outstanding                                       6,250          6,250
 Additional paid-in capital                            14,250         12,150
 Deficit accumulated during the development stage     (52,403)       (46,335)
                                                 ------------   ------------
   Total Stockholders' Equity (Deficit)               (31,903)       (27,935)
                                                 ------------   ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY
 (DEFICIT)                                      $          42  $          14
                                                 ============   ============








The accompanying notes are an integral part of these financial statements.

SAVON TEAM SPORTS, INC.
(A Development Stage Company)
Statements of Operations
(Unaudited)

                                                                    From
                                                                Inception on
                                           For the                June 28,
                                      Three Months Ended        2001 Through
                                          September 30,         September 30,
                                       2002           2001           2002
                                   ------------   ------------   ------------
REVENUES                          $           -  $           -  $           -
                                   ------------   ------------   ------------
EXPENSES                                  6,068         21,660         52,403
                                   ------------   ------------   ------------
NET LOSS                          $      (6,068) $     (21,660) $     (52,403)
                                   ============   ============   ============
BASIC LOSS PER SHARE              $       (0.00) $       (0.00)
                                   ============   ============
WEIGHTED AVERAGE NUMBER OF SHARES
 OUTSTANDING                          6,250,000      6,250,000
                                   ============   ============











The accompanying notes are an integral part of these financial statements.

SAVON TEAM SPORTS, INC.
(A Development Stage Company)
Statements of Stockholders Equity (Deficit)


                                                                   Deficit
                                                                 Accumulated
                                                    Additional    During the
                                Common Stock         Paid-In     Development
                              Shares    Amount       Capital        Stage
                            ---------  ---------    ----------   -----------
Balance at inception on
 June 28, 2001                      -  $       -    $        -   $         -

Common stock issued to
 founder for cash at
 $0.0016 per share          6,250,000      6,250         3,750             -

Net loss from inception on
 June 28, 2001 through
 June 30, 2001                      -          -             -             -
                            ---------  ---------    ----------   -----------
Balance, June 30, 2001      6,250,000      6,250         3,750             -

Capital contributed by
 shareholder                        -          -         8,400             -

Net loss for the year ended
 June 30, 2002                      -          -             -       (46,335)
                            ---------  ---------    ----------   -----------
Balance, June 30, 2002      6,250,000      6,250        12,150       (46,335)

Capital contributed by
 shareholder                        -          -         2,100             -

Net loss for the three
 months ended September
 30, 2002 (unaudited)               -          -             -        (6,068)
                            ---------  ---------    ----------   -----------
Balance, September 30,
 2002(unaudited)            6,250,000 $    6,250   $    14,250  $    (52,403)
                            =========  =========    ==========   ===========









The accompanying notes are an integral part of these financial statements.

SAVON TEAM SPORTS, INC.
(A Development Stage Company)
Statements of Cash Flows
(Unaudited)

                                                                    From
                                                                Inception on
                                           For the                June 28,
                                      Three Months Ended        2001 Through
                                          September 30,         September 30,
                                       2002           2001           2002
                                   ------------   ------------   ------------
CASH FLOWS FROM OPERATING
 ACTIVITIES
 Net loss                         $      (6,068)       (21,660) $     (52,403)
 Contributed capital for
  services rendered                       2,100          2,100         10,500
 Changes in operating assets
  and liabilities:
  Increase in accounts payable            3,296         11,006         19,745
  Increase in accounts payable
   - related party                          700              -         12,200
                                   ------------   ------------   ------------
   Net Cash (Used) by Operating
    Activities                               28         (8,554)        (9,958)
                                   ------------   ------------   ------------
CASH FLOWS FROM INVESTING
 ACTIVITIES                                   -              -              -
                                   ------------   ------------   ------------
CASH FLOWS FROM FINANCING
 ACTIVITIES
 Common stock issued for cash                 -              -         10,000
                                   ------------   ------------   ------------
   Net Cash Provided by Financing
    Activities                                -              -         10,000
                                   ------------   ------------   ------------
NET INCREASE (DECREASE) IN CASH              28         (8,554)            42
                                   ------------   ------------   ------------
CASH AT BEGINNING OF PERIOD                  14         10,000              -
                                   ------------   ------------   ------------
CASH AT END OF PERIOD             $          42  $       1,446  $          42
                                   ============   ============   ============

SUPPLEMENTAL CASH FLOW INFORMATION

CASH PAID FOR:
 Interest                         $           -  $           -  $           -
 Income taxes                     $           -  $           -  $           -





The accompanying notes are an integral part of these financial statements.

SAVON TEAM SPORTS, INC.
(A Development Stage Company)
Notes to the Financial Statements
September 30, 2002 and June 30, 2002

NOTE 1 -CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at September 30, 2002 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's June 30, 2002 audited financial statements. The results of operations for period ended September 30, 2002 is not necessarily indicative of the operating results for the full years.


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


NOTE 3 -CAPITAL CONTRIBUTIONS

During the three months ended September 30, 2002, an officer of the Company contributed capital to the Company of $2,100 for wages and office rent expenses.

SAVON TEAM SPORTS, INC.
(A Development Stage Company)
Notes to the Financial Statements
September 30, 2002 and June 30, 2002

NOTE 4 -ACCOUNTS PAYABLE - RELATED PARTY

As of September 30, 2002, a related party has loaned the Company $12,200 for operating working capital. This payable is unsecured, due on demand, and bears no interest.

NOTE 5 - SUBSEQUENT EVENTS

Subsequent to September 30, 2002, the Company sold 767,000 shares of its common stock for $76,700, pursuant to the December 17, 2001 SB-2 registration statement. The proceeds were deposited in the Company's operating account when the escrow closed subsequent to September 30, 2002.

Subsequent to September 30, 2002, the Company issued 40,000 shares of its restricted common stock valued at $0.10 per share in settlement of outstanding legal fees totaling $4,000.

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

Business in General
-------------------
Savon has created an Internet web site which management will use to target specific niche opportunities within the sporting goods industry. Savon has reserved the Internet domain name savonteamsports.com, and information at the web site at the date of this filing includes product and other information concerning Savon.

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

Three months ended September 30, 2002 compared to September 30, 2001
--------------------------------------------------------------------
Revenues and Costs of Sales. Savon is considered a development stage company and has not yet commenced business operations. Savon had no revenues for the three months ended September 30, 2002 and 2001 and has had no revenues since inception (June 28, 2001).

General and Administrative Expense. Total operating expenses for three months ended September 30, 2002 were $6,068, compared to $21,660 for the same period the prior year, consisting primarily of legal and accounting expenses related to Savon's offering. For the period ended September 30, 2002, Savon also recorded $2,100 in rental and salary expenses for the use of office space in Michael Rubin's home and his services as officer. Mr. Rubin has contributed office space and services totaling $2,100 during the period which appears as an offsetting entry in the attached financial statements as Additional Paid-In Capital. Net loss for the three months ended September 30, 2002 was $6,068 compared to $21,660 in the prior year period in which most of the expenses related to Savon's SB-2 Registration Statement were incurred. Savon expects to incur increased operating expenses as its business operations commence.

Liquidity and Capital Resources
-------------------------------
To date, Savon has financed its operations solely through and capital contributed by its principal officer. At September 30, 2002, Savon had a working capital deficit of $31,903.

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

SUBSEQUENT EVENT
----------------
On September 30, 2002, Savon closed its Offering after raising a total of $76,700 on the sale of 767,000 shares of its common stock at $0.10 per share. Subsequent to the end of the quarter, the funds were released from escrow and deposited in Savon's operating account for payment of outstanding liabilities, creation of its website and for operating capital. See PART II. Item 5 below.

                     ITEM 3.  CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures. We believe our disclosure controls and procedures (as defined in Sections 13a-14(c) and 15d-14(c) of the Securities Exchange Act of 1934, as amended) are adequate, based on our evaluation of such disclosure controls and procedures on November 30, 2002.
(b) Changes in internal controls. There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

                          PART II - OTHER INFORMATION

                          ITEM 1.  LEGAL PROCEEDINGS
     None.
                        ITEM 2.  CHANGES IN SECURITIES
Subsequent to the date of the financial statements included with this report, Savon issued 767,000 shares of its common stock at $0.10 per share pursuant to the completion of its Offering for aggregate proceeds $76,700. The shares issued in the foregoing transaction were sold pursuant to an effective Registration Statement on Form SB-2.

Following the close of the above offering, in November 2002, Savon issued 40,000 shares of its restricted common stock valued at $0.10 per share in settlement of outstanding legal fees totaling $4,000. The securities issued in the foregoing transaction were issued in reliance on the exemption from registration and prospectus delivery requirements of the Act set forth in
Section 3(b) and/or Section 4(2) of the Securities Act and the regulations promulgated thereunder.

                   ITEM 3.  DEFAULTS UPON SENIOR SECURITIES
     None.
           ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     None.
                           ITEM 5.  OTHER INFORMATION

Report of Offering of Securities and Use of Proceeds Therefrom
--------------------------------------------------------------
The following information in provided pursuant to Rule 463 of Regulation C, and Item 701 of Regulation S-B under the Securities Act of 1933, as amended. Savon offered shares of its common stock pursuant to Registration Statement on Form SB-2, declared effective on December 17, 2001 (the "Offering"). The Offering was for a minimum 750,000 shares up to a maximum of 1,750,000 shares at $0.10 per share. On April 12, 2002, Savon filed a post-effective amendment to the registration statement extending the offering period until September 30, 2002. The amended registration was declared effective on April 25, 2002. On September 30, 2002, the Offering was closed following the sale of 767,000 shares for gross proceeds of $76,700. The proceeds of $76,700 were released from escrow subsequent to September 30, 2002 and deposited in Savon's operating account. Through December 31, 2002, proceeds have been disbursed as follows:

   Legal                       $(15,257.63)
   Accounting                    (2,424.75)
   Management consulting         (2,100.00)
   Escrow, bank and printing       (503.37)
   Stock transfer fees             (400.00)
   Loan repayment               (12,978.68)
   Investment                   (10,635.00)
   Web site development         (17,500.00)
                               -----------
     TOTAL PROCEEDS DISBURSED  $(61,799.43)
                               ===========

The balance of the proceeds, $14,900.57, are deposited in Savon's operating account.

Appointment of Additional Directors
-----------------------------------
Upon completion of the Offering, pursuant to the requirements of the Utah statutes, two additional directors have been appointed to serve until their replacements are elected and shall qualify, Freddie B. Lacey, Jr. (also appointed as Vice President) and Pamela G. Warren (also appointed as Secretary).



               ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)     Exhibits.
        ---------

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

                                       Savon Team Sports, Inc.


Dated: January 15, 2003                By:/S/Michael L. Rubin, President
                                             and Chief Accounting Officer

                              CERTIFICATIONS

I, Michael L. Rubin, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Savon Team Sports, Inc.

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function);

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether of not there was significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: January 15, 2003                         /S/ Michael L. Rubin