Form 10QSB
period 2002-12-31
SAVON TEAM SPORTS INC
filed 2003-03-11
CIK 1157564

                    SECURITIES AND EXCHANGE COMMISSION
                           Washington D.C.  20549

                                 FORM 10-QSB


[X]     Quarterly Report Under Section 13 or 15(d) of the Securities Exchange
Act of 1934

     For the Quarter Ended:   December 31, 2002

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

(1)  Yes X    No     (2)  Yes X     No
        ---     ---          ---      ---

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, Par Value $0.001                          7,057,000
--------------------------------                ----------------------------
       Title of Class                           Number of Shares Outstanding
                                                as of March 6, 2003

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


                            SAVON TEAM SPORTS, INC.
                         (A Development Stage Company)
                             FINANCIAL STATEMENTS
                      December 31, 2002 and June 30, 2002

SAVON TEAM SPORTS, INC.
(A Development Stage Company)
Balance Sheets


ASSETS

                                                   December 31,   June 30,
                                                      2002          2002
                                                   -----------   -----------
                                                   (Unaudited)
CURRENT ASSETS
 Cash                                             $     17,767  $         14
 Prepaid asset                                           1,400             -
                                                   -----------   -----------
   Total Current Assets                                 19,167            14
                                                   -----------   -----------
OTHER ASSETS
 Investment in available-for-sale securities             9,450             -
                                                   -----------   -----------
   Total Other Assets                                    9,450             -
                                                   -----------   -----------
TOTAL ASSETS                                      $     28,617  $         14
                                                   ===========   ===========

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
 Accounts payable                                        3,609        16,449
 Accounts payable and accrued interest
  - related party                                 $      2,772  $     11,500
                                                   -----------   -----------
   Total Current Liabilities                             6,381        27,949
                                                   -----------   -----------
STOCKHOLDERS' EQUITY (DEFICIT)
 Preferred stock at $0.001 par value; authorized
  5,000,000 shares, no shares outstanding                    -             -
 Common stock at $0.001 par value; authorized
  100,000,000 shares, 7,057,000 and 6,250,000
  shares issued and outstanding respectively             7,057         6,250
 Additional paid-in capital                             96,243        12,150
 Accumulated other comprehensive loss                   (1,185)            -
 Deficit accumulated during the development stage      (79,879)      (46,335)
                                                   -----------   -----------
   Total Stockholders' Equity (Deficit)                 22,236       (27,935)
                                                   -----------   -----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY
 (DEFICIT)                                        $     28,617  $         14
                                                   ===========   ===========


The accompanying notes are an integral part of these financial statements.

SAVON TEAM SPORTS, INC.
(A Development Stage Company)
Statements of Operations
(Unaudited)

                                                                                                 From
                                                For the                   For the            Inception on
                                              Three Months              Six Months             June 28,
                                                 Ended                     Ended             2001 Through
                                      December 31,  December 31,  December 31,  December 31,  December 31,
                                          2002         2001          2002           2001          2002
                                      -----------   -----------   -----------   -----------   -----------
REVENUES                             $          -  $          -  $          -             -             -
                                      -----------   -----------   -----------   -----------   -----------
OPERATING EXPENSES
 Professional fees                         24,147        12,013        28,097        31,573        65,959
 General and administrative                 3,382         2,119         5,500         4,219        13,973
                                      -----------   -----------   -----------   -----------   -----------
   Total Operating Expenses                27,529        14,132        33,597        35,792        79,932
                                      -----------   -----------   -----------   -----------   -----------
LOSS FROM OPERATIONS                      (27,529)      (14,132)      (33,597)      (35,792)      (79,932)
                                      -----------   -----------   -----------   -----------   -----------
OTHER INCOME (EXPENSE)
 Interest income                               75             -            75             -            75
 Interest expense                             (22)            -           (22)            -           (22)
                                      -----------   -----------   -----------   -----------   -----------
   Total Other Income (Expense)                53             -            53             -            53
                                      -----------   -----------   -----------   -----------   -----------
NET LOSS                                  (27,476)      (14,132)      (33,544)      (35,792)      (79,879)
                                      -----------   -----------   -----------   -----------   -----------
OTHER COMPREHENSIVE LOSS
 Unrealized loss on available-for-sale
  securities                               (1,185)            -        (1,185)             -       (1,185)
                                      -----------   -----------   -----------   ------------   ----------
   Total Other Comprehensive loss          (1,185)            -        (1,185)             -       (1,185)
                                      -----------   -----------   -----------   ------------   ----------
TOTAL COMPREHENSIVE LOSS             $    (28,661) $    (14,132) $    (34,729) $     (35,792) $   (81,064)
                                      ===========   ===========   ===========   ============   ==========
BASIC AND DILUTED LOSS PER SHARE     $      (0.00) $      (0.00) $      (0.01) $       (0.01)
                                      ===========   ===========   ===========   ============
WEIGHTED AVERAGE NUMBER OF SHARES
 OUTSTANDING                            7,057,000     6,250,000     6,653,500      6,250,000
                                      ===========   ===========   ===========   ============




The accompanying notes are an integral part of these financial statements.

SAVON TEAM SPORTS, INC.
(A Development Stage Company)
Statements of Stockholders Equity

                                                                                       Deficit
                                                                       Accumulated   Accumulated
                                                         Additional      Other       During the
                                    Common Stock           Paid-In    Comprehensive  Development
                               Shares         Amount       Capital        Loss          Stage
                             -----------   -----------   -----------   -----------   -----------
Balance at inception on
 June 28, 2001                         -  $          -  $          -  $          -  $          -

Common stock issued to
founder for cash at $0.0016
per share                       6,250,000         6,250         3,750             -             -

Net loss from inception on
 June 28, 2001 through
 June 30, 2001                         -             -             -             -             -
                             -----------   -----------   -----------   -----------   -----------
Balance, June 30, 2001         6,250,000         6,250         3,750             -             -

Capital contributed by
 shareholder (unaudited)               -             -         8,400             -             -

Net loss for the year ended
   June 30, 2002                       -             -             -             -       (46,335)
                             -----------   -----------   -----------   -----------   -----------
Balance, June 30, 2002         6,250,000         6,250        12,150             -       (46,335)

Common stock issued for
 cash at $0.10 per share
 (unaudited)                     767,000           767        75,933             -             -

Common stock issued for
 services at
 $0.10 per share                  40,000            40         3,960             -             -

Capital contributed by
 shareholder (unaudited)               -             -         4,200             -             -

Unrealized loss on
 available-for-sale
 securities (unaudited)                -             -             -        (1,185)            -

Net loss for the six months
 ended December 31, 2002
 (unaudited)                           -             -             -             -       (33,544)
                             -----------   -----------   -----------   -----------   -----------
Balance, December 31, 2002
 (unaudited)                   7,057,000  $      7,057  $     96,243  $     (1,185) $    (79,879)
                             ===========   ===========   ===========   ===========   ===========


The accompanying notes are an integral part of these financial statements.

SAVON TEAM SPORTS, INC.
(A Development Stage Company)
Statements of Cash Flows
(Unaudited)
                                                                    From
                                       For the       For the     Inception on
                                      Six Months    Six Months     June 28,
                                        Ended         Ended      2001 Through
                                     December 31,  December 31,  December 31,
                                        2002          2001          2002
                                     -----------   -----------   -----------
CASH FLOWS FROM OPERATING ACTIVITIES
 Net loss                           $    (33,544) $    (35,792) $    (79,879)
 Contributed capital for services
  rendered                                 4,200         4,200        12,600
 Common stock issued for services          4,000             -         4,000
 Changes in operating assets and
  liabilities:
  Increase in prepaid asset               (1,400)            -        (1,400)
  Increase in accounts payable           (12,840)       22,209         3,609
  Decrease in accounts payable-
   related party                          (8,728)            -         2,772
                                     -----------   -----------   -----------
   Net Cash Used by
    Operating Activities                 (48,312)       (9,383)      (58,298)
                                     -----------   -----------   -----------
CASH FLOWS FROM INVESTING ACTIVITIES
 Purchase of available-for-sale
  securities                             (10,635)            -       (10,635)
                                     -----------   -----------   -----------
   Net Cash Used by
    Investing Activities                 (10,635)            -       (10,635)
                                     -----------   -----------   -----------
CASH FLOWS FROM FINANCING ACTIVITIES
 Common stock issued for cash             76,700             -        86,700
                                     -----------   -----------   -----------
   Net Cash Provided by Financing
    Activities                            76,700             -        86,700
                                     -----------   -----------   -----------
NET INCREASE (DECREASE) IN CASH           17,753        (9,383)       17,767

CASH AT BEGINNING OF PERIOD                   14        10,000             -
                                     -----------   -----------   -----------
CASH AT END OF PERIOD               $     17,767  $        617  $     17,767
                                     ===========   ===========   ===========

SUPPLEMENTAL CASH FLOW INFORMATION

CASH PAID FOR:
 Interest                           $        779  $          -  $        779
 Income taxes                       $          -  $          -  $          -

Schedule of Non-Cash Financing
 Activities:
 Common stock issued for services   $      4,000  $          -  $      4,000
 Contributed capital for services
  rendered                          $      4,200  $      4,200  $     12,600


The accompanying notes are an integral part of these financial statements.

SAVON TEAM SPORTS, INC.
(A Development Stage Company)
Notes to the Financial Statements
December 31, 2002 and June 30, 2002


NOTE 1 -CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at December 31, 2002 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's June 30, 2002 audited financial statements. The results of operations for period ended December 31, 2002 is not necessarily indicative of the operating results for the full year.

NOTE 2 -GOING CONCERN

The Company's financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company does not have significant cash or other material assets, nor does it have an established source of revenues sufficient to cover its operating costs and to allow it to continue as a going concern. It is the intent of the Company to develop a website directed to youth and adult sports teams located overseas with the United States military. Until this occurs, shareholders of the Company have committed to meeting the Company's operating expenses.

NOTE 3 -CAPITAL CONTRIBUTIONS

During the six months ended December 31, 2002, an officer of the Company contributed capital to the Company for wages of $4,200 (six months at $400 per month) and office rental expense at $900 (six months at $300 per month).

NOTE 4 - ACCOUNTS PAYABLE-RELATED PARTY

As of December 31, 2002, a related party has loaned the company $2,750 for operating working capital. This payable accrues interest at 7% per annum, is unsecured and is due on demand.

SAVON TEAM SPORTS, INC.
(A Development Stage Company)
Notes to the Financial Statements
December 31, 2002 and June 30, 2002


NOTE 5 -ISSUANCE OF STOCK

The Company sold 767,000 shares of its common stock for $76,700, pursuant to the December 17, 2001 SB-2 registration statement.

The Company issued 40,000 stares of its common stock in exchange for a $4,000 payable for legal fees.

NOTE 6 - NEWLY ISSUED ACCOUNTING PRONOUNCEMENTS

The Company adopted the provisions of FASB Statement No. 143, "Accounting for Asset Retirement Obligations," FASB Statement No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," FASB Statement No.145, "Rescission of FASB Statements No. 4, 44, and 62, Amendment of FASB Statement No. 13, and Technical Corrections," FASB Statement No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," FIN 44, "Accounting for Certain Transactions Involving Stock Compensation (an interpretation of APB Opinion No. 25)," and FASB Statement No. 147, "Acquisitions of Certain Financial Institutions - an amendment of FASB Statements No. 72 and 144 and FASB Interpretation No. 9." The effect of these adopted provisions on the Company's financial statements was not significant.

In December 2002, the FASB issued Statement No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure - an amendment of FASB Statement No. 123" (SFAS 148). SFAS 148 is effective for fiscal years beginning after December 15, 2003. The Company is currently reviewing SFAS 148.

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

General
-------
Savon was organized on June 28, 2001, under the laws of the State of Utah, by Michael L. Rubin, who currently is Savon's sole officer, director and shareholder. In connection with forming Savon, Mr. Rubin contributed cash to pay for the initial organization and a portion of the expenses of Savon's registration on Form SB-2 and its periodic reports. Since inception, Savon's business activities have been limited primarily to organizational matters including opening a bank account and obtaining the services of accounting and legal professionals, as well as setting up a web site.

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

Three and six months ended December 31, 2002 compared to December 31, 2001
--------------------------------------------------------------------------
Revenues and Costs of Sales. Savon is considered a development stage company and has not yet commenced business operations. Savon had no revenues for the three and six months ended December 31, 2002 and 2001 and has had no revenues since inception (June 28, 2001).

General and Administrative Expense. Total operating expenses for three and six months ended December 31, 2002 were $27,529 and $33,597, respectively, compared to $14,132 and $35,792 for the same periods the prior year, consisting primarily of legal and accounting expenses related to Savon's offering, and web site development fees.

For the period ended December 31, 2002, Savon recorded $4,200 in rental and salary expenses for the use of office space in Michael Rubin's home and his services as officer. Mr. Rubin has contributed office space and services totaling $4,200 during the period which appears as an offsetting entry in the attached financial statements as Additional Paid-In Capital. Net loss for the three and six months ended December 31, 2002 was $27,476 and $33,544, respectively, compared to $14,132 and $35,792 in the prior year periods. Savon expects to incur increased operating expenses as its business operations commence.

Liquidity and Capital Resources
-------------------------------
To date, Savon has financed its operations through funds raised in its offering and through capital contributed by its principal officer. At December 31, 2002, Savon had working capital of $12,786, consisting of cash of $17,767 and a prepaid legal expense of $1,400, offset by current liabilities consisting of accounts payable of $3,609 and accounts payable-related party of $2,772.

Savon's accompanying financial statements include a going concern qualification because Savon does not have significant cash or other material assets, nor has it established any source of revenues to cover its operating costs and allow it to continue. Savon intends to use its website to generate revenues from the sale of team sports clothing and equipment. At this time, however, no such revenues have been generated, nor can management predict when such revenues may begin.

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

During the quarter ended December 31, 2002, Savon received proceeds from its Offering, raising a total of $76,700 on the sale of 767,000 shares of its common stock at $0.10 per share. The funds were released from escrow and deposited in Savon's operating account for payment of outstanding liabilities, creation of its website and for operating capital. See PART II. Item 5 below.

                     ITEM 3.  CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures. We believe our disclosure controls and procedures (as defined in Sections 13a-14(c) and 15d-14(c) of the Securities Exchange Act of 1934, as amended) are adequate, based on our evaluation of such disclosure controls and procedures on February 1, 2003.
(b) Changes in internal controls. There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

                          PART II - OTHER INFORMATION
                          ITEM 1.  LEGAL PROCEEDINGS
     None.
                        ITEM 2.  CHANGES IN SECURITIES
In October 2002, Savon issued 767,000 shares of its common stock at $0.10 per share pursuant to the completion of its Offering for aggregate proceeds $76,700. The shares issued in the foregoing transaction were sold pursuant to an effective Registration Statement on Form SB-2.

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

  Legal                       15,257.63
  Accounting                   2,424.75
  Management consulting        2,100.00
  Escrow, bank and printing      503.37
  General and administrative     778.68
  Stock transfer fees            400.00
  Loan repayment              12,200.00
  Investment                  10,635.00
  Web site development        17,500.00

 $    41.64  Cash balance prior to IPO
  76,700.00  IPO proceeds
 (61,799.43) Proceeds disbursed
      75.13  Interest income
   2,750.00  Loan proceeds
 ---------------------------------
 $17,767.34  Ending cash balance

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

                                       Savon Team Sports, Inc.


Dated: March 10, 2003                  By:/S/Michael L. Rubin, President
                                             and Chief Accounting Officer

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

Date: March 10, 2003                           /S/ Michael L. Rubin
                                               Principal Executive Officer
                                               Principal Accounting Officer