Form 10QSB
period 2003-03-31
SAVON TEAM SPORTS INC
filed 2003-05-15
CIK 1157564

                    SECURITIES AND EXCHANGE COMMISSION
                           Washington D.C.  20549

                                 FORM 10-QSB


[X]     Quarterly Report Under Section 13 or 15(d) of the Securities Exchange
Act of 1934

     For the Quarter Ended:   March 31, 2003

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

(1)  Yes X    No     (2)  Yes X     No
        ---     ---          ---      ---

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, Par Value $0.001                          7,057,000
--------------------------------                ----------------------------
       Title of Class                           Number of Shares Outstanding
                                                as of March 31, 2003

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


                            SAVON TEAM SPORTS, INC.
                         (A Development Stage Company)
                             FINANCIAL STATEMENTS
                       March 31, 2003 and June 30, 2002

SAVON TEAM SPORTS, INC.
(A Development Stage Company)
Balance Sheets

ASSETS

                                                    March 31,     June 30,
                                                       2003          2002
                                                   -----------   -----------
                                                   (Unaudited)
CURRENT ASSETS
 Cash                                             $     15,651  $         14
 Prepaid expense                                         1,400             -
                                                   -----------   -----------
   Total Current Assets                                 17,051            14
                                                   -----------   -----------
   Total Assets                                   $     17,051  $         14
                                                   ===========   ===========

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
 Accounts payable                                 $      5,179  $     16,449
 Accounts payable - related party                            -        11,500
                                                   -----------   -----------
   Total Current Liabilities                             5,179        27,949
                                                   -----------   -----------
STOCKHOLDERS' EQUITY (DEFICIT)
 Preferred stock at $0.001 par value; authorized
  5,000,000 shares, no shares outstanding                    -             -
 Common stock at $0.001 par value; authorized
  100,000,000 shares, 7,057,000 and 6,250,000
  shares issued and outstanding, respectively            7,057         6,250
 Additional paid-in capital                             98,343        12,150
 Deficit accumulated during the development stage      (93,528)      (46,335)
                                                   -----------   -----------
   Total Stockholders' Equity (Deficit)                 11,872       (27,935)
                                                   -----------   -----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY
 (DEFICIT)                                        $     17,051  $         14
                                                   ===========   ===========





The accompanying notes are an integral part of these financial statements.

SAVON TEAM SPORTS, INC.
(A Development Stage Company)
Statements of Operations
(Unaudited)

                                                                                                        From
                                                                                                   Inception on
                                                  For the Three                For the Nine           June 28,
                                                   Months Ended                Months Ended           2001 to
                                                     March 31,                   March 31,            March 31,
                                                2003          2002          2003          2002          2003
                                            -----------   -----------   -----------   -----------   -----------
REVENUES                                   $          -  $          -  $          -  $          -  $          -

OPERATING EXPENSES
Professional fees                                11,691         1,719        39,788        33,292        77,650
General and administrative                        3,482         2,126         8,982         6,345        17,455
                                            -----------   -----------   -----------   -----------   -----------
Total Operating Expenses                         15,173         3,845        48,770        39,637        95,105
                                            -----------   -----------   -----------   -----------   -----------
LOSS FROM OPERATIONS                            (15,173)       (3,845)      (48,770)      (39,637)      (95,105)

OTHER INCOME (EXPENSE)
Realized gain on sale of securities               1,549             -         1,549             -         1,549
Interest income                                      11             -            86             -            86
Interest expense                                    (36)            -           (58)            -           (58)
                                            -----------   -----------   -----------   -----------   -----------
Total Other Income (Expense)                      1,524             -         1,577             -         1,577
                                            -----------   -----------   -----------   -----------   -----------
NET LOSS                                        (13,649)       (3,845)      (47,193)      (39,637)      (93,528)
                                            -----------   -----------   -----------   -----------   -----------
OTHER COMPREHENSIVE LOSS
Unrealized (gain) loss on
 available-for-sale securities                    1,185             -             -             -             -
                                            -----------   -----------   -----------   -----------   -----------
Total Other Comprehensive Loss                    1,185             -             -             -             -
                                            -----------   -----------   -----------   -----------   -----------
TOTAL COMPREHENSIVE LOSS                   $    (12,464) $     (3,845) $    (47,193) $    (39,637) $    (93,528)
                                            ===========   ===========   ===========   ===========   ===========
BASIC LOSS PER SHARE                       $      (0.00) $      (0.00) $      (0.01) $      (0.01)
                                            ===========   ===========   ===========   ===========
WEIGHTED AVERAGE
 NUMBER OF SHARES
 OUTSTANDING                                  7,057,000     6,250,000     6,780,146     6,250,000
                                            ===========   ===========   ===========   ===========






The accompanying notes are an integral part of these financial statements.

SAVON TEAM SPORTS, INC.
(A Development Stage Company)
Statements of Stockholders' Equity (Deficit)

                                                                                     Deficit
                                                                                    Accumulated
                                                                       Additional   During the
                                                Common Stock             Paid-In    Development
                                             Shares        Amount        Capital        Stage
                                           -----------   -----------   -----------   -----------
Balance at inception on
 June 28, 2001                                       -  $          -  $          -  $          -

Common stock issued to
founder for cash at $0.0016
per share                                    6,250,000         6,250         3,750             -

Net loss from inception on
 June 28, 2001 through
 June 30, 2001                                       -             -             -             -
                                           -----------   -----------   -----------   -----------
Balance, June 30, 2001                       6,250,000         6,250         3,750             -

Capital contributed by shareholder                   -             -         8,400             -

Net loss for the year ended
   June 30, 2002                                     -             -             -       (46,335)
                                           -----------   -----------   -----------   -----------
Balance, June 30, 2002                       6,250,000         6,250        12,150       (46,335)

Common stock issued for
   cash at $0.10 per share (unaudited)         767,000           767        75,933             -

Common stock issued for services
 at $0.10 per share (unaudited)                 40,000            40         3,960             -

Capital contributed by shareholder
   (unaudited)                                       -             -         6,300             -

Net loss for the nine months
 ended March 31, 2003 (unaudited)                    -             -             -       (47,193)
                                           -----------   -----------   -----------   -----------
Balance, March 31, 2003 (unaudited)          7,057,000  $      7,057  $     98,343  $    (93,528)
                                           ===========   ===========   ===========   ===========








The accompanying notes are an integral part of these financial statements.

SAVON TEAM SPORTS, INC.
(A Development Stage Company)
Statements of Cash Flows
(Unaudited)

                                                                                      From
                                                                                   Inception on
                                                                                     June 28,
                                                        For the Nine Months Ended  2001 Through
                                                                 March 31,           March 31,
                                                            2003          2002          2003
                                                        -----------   -----------   -----------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                               $    (47,193) $    (39,637) $    (93,528)
Adjustments to reconcile net loss to net cash
 used by operating activities:
 Realized gain on sale of available-for-sale
  securities                                                 (1,549)            -        (1,549)
 Contributed capital for services rendered                    6,300         6,300        14,700
 Common stock issued for services                             4,000             -         4,000
Changes in operating assets and liabilities:
 Increase in prepaid asset                                   (1,400)            -        (1,400)
 (Decrease) increase in accounts payable                    (11,270)       12,428         5,179
 (Decrease) increase in accounts payable-
     related party                                          (11,500)       11,500             -
                                                        -----------   -----------   -----------
   Net Cash Used by Operating Activities                    (62,612)       (9,409)      (72,598)
                                                        -----------   -----------   -----------
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds on sale of available-for-sale securities            12,184             -        12,184
Purchase of available-for-sale securities                   (10,635)            -       (10,635)
                                                        -----------   -----------   -----------
   Net Cash Provided by Investing Activities                  1,549             -         1,549
                                                        -----------   -----------   -----------
CASH FLOWS FROM FINANCING ACTIVITIES
Common stock issued for cash                                 76,700             -        86,700
                                                        -----------   -----------   -----------
   Net Cash Provided by Financing Activities                 76,700             -        86,700
                                                        -----------   -----------   -----------
NET INCREASE (DECREASE) IN CASH                              15,637        (9,409)       15,651

CASH AT BEGINNING OF PERIOD                                      14        10,000             -
                                                        -----------   -----------   -----------
CASH AT END OF PERIOD                                  $     15,651  $        591  $     15,651
                                                        ===========   ===========   ===========
SUPPLEMENTAL CASH FLOW INFORMATION
CASH PAID FOR:
 Interest                                              $         58  $          -  $         58
 Income taxes                                          $          -  $          -  $          -

SCHEDULE OF NON-CASH FINANCING ACTIVITIES
 Common stock issued for services                      $      4,000  $          -  $      4,000
 Contributed capital for services rendered             $      6,300  $      6,300  $     14,700




The accompanying notes are an integral part of these financial statements.

SAVON TEAM SPORTS, INC.
(A Development Stage Company)
Notes to the Financial Statements
March 31, 2003 and June 30, 2002

NOTE 1 -CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at March 31, 2003 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's June 30, 2002 audited financial statements. The results of operations for period ended March 31, 2003 is not necessarily indicative of the operating results for the full years.

NOTE 2 - GOING CONCERN

The Company's financial statements are prepared using accounting principles generally accepted in the United Stated of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations.

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

NOTE 3 - CAPITAL CONTRIBUTIONS

During the nine months ended March 31, 2003, an officer of the Company contributed capital to the Company of $6,300 for wages and office rent expenses.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

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

Business in General
-------------------
Savon has created an Internet web site which management is using to target specific niche opportunities within the sporting goods industry. Savon has reserved the Internet domain name savonteamsports.com, and information at the web site at the date of this filing includes product and other information concerning Savon.

The purpose of the web site is to quickly and efficiently showcase available products, and provide email and telephone contact information for Savon to potential purchasers of team sport clothing and equipment.

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

Three and nine months ended March 31, 2003 compared to March 31, 2002
---------------------------------------------------------------------
Revenues and Costs of Sales. Savon is considered a development stage company and has not yet commenced business operations. Savon had no revenues for the three and nine months ended March 31, 2003 and 2002 and has had no revenues since inception (June 28, 2001).

Operating Expenses. Total operating expenses for three and nine months ended March 31, 2003 were $15,173 and $48,770, respectively, compared to $3,845 and $39,637 for the same periods the prior year, consisting primarily of legal and accounting expenses related to Savon's offering, and web site development fees.

For the period ended March 31, 2003, Savon recorded $6,300 in rental and salary expenses for the use of office space in Michael Rubin's home and his services as officer. Mr. Rubin has contributed office space and services totaling $6,300 during the period which appears as an offsetting entry in the attached financial statements as Additional Paid-In Capital. Net loss for the three and nine months ended March 31, 2003 was $13,649 and $47,193, respectively, compared to $3,845 and $39,637 in the prior year periods. In the nine months ended March 31, 2003, Savon realized a gain of $1,549 on the sale of investment securities. Savon expects to incur increased operating expenses as its business operations commence.

Liquidity and Capital Resources
-------------------------------
To date, Savon has financed its operations through funds raised in its offering and through capital contributed by its principal officer. At March 31, 2003, Savon had working capital of $11,872, consisting of cash of $15,651 and a prepaid expense of $1,400, offset by current liabilities consisting of accounts payable of $5,179.

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


                     ITEM 3.  CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures. We believe our disclosure controls and procedures (as defined in Sections 13a-14(c) and 15d-14(c) of the Securities Exchange Act of 1934, as amended) are adequate, based on our evaluation of such disclosure controls and procedures on May 2, 2003.

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

                          PART II - OTHER INFORMATION

                          ITEM 1.  LEGAL PROCEEDINGS
     None.
                        ITEM 2.  CHANGES IN SECURITIES
     None.

                   ITEM 3.  DEFAULTS UPON SENIOR SECURITIES
     None.

           ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     None.

                           ITEM 5.  OTHER INFORMATION

Report of Offering of Securities and Use of Proceeds Therefrom
--------------------------------------------------------------
The following information in provided pursuant to Rule 463 of Regulation C, and Item 701 of Regulation S-B under the Securities Act of 1933, as amended. Savon offered shares of its common stock pursuant to Registration Statement on Form SB-2, declared effective on December 17, 2001 (the "Offering"). The Offering was for a minimum 750,000 shares up to a maximum of 1,750,000 shares at $0.10 per share. On April 12, 2002, Savon filed a post-effective amendment to the registration statement extending the offering period until September 30, 2002. The amended registration was declared effective on April 25, 2002. On September 30, 2002, the Offering was closed following the sale of 767,000 shares for gross proceeds of $76,700. The proceeds of $76,700 were released from escrow subsequent to September 30, 2002 and deposited in Savon's operating account. Through March 31, 2003, proceeds have been disbursed as follows:

  Professional fees           22,904.38
  Escrow, bank and printing      884.37
  General and administrative     778.68
  Stock transfer fees          1,400.00
  Interest                        58.05
  Loan repayment              14,950.00
  Investment                  10,635.00
  Web site development        24,500.00

 $    41.64  Cash balance prior to IPO
  76,700.00  IPO proceeds
 (76,110.48) Proceeds disbursed
      86.12  Interest income
   2,750.00  Loan proceeds
  12,183.75  Investment sold
 ---------------------------------
 $15,651.03  Ending cash balance

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

                                       Savon Team Sports, Inc.


Dated: May 15, 2003                    By:/S/Michael L. Rubin, President
                                             and Chief Accounting Officer

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

Date: May 15,2003                              /S/ Michael L. Rubin
                                               Principal Executive Officer
                                               Principal Accounting Officer