Form 10KSB
period 2003-06-30
SAVON TEAM SPORTS INC
filed 2003-10-23
CIK 1157564

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549
                                  FORM 10-KSB

(Mark One)
  [x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the fiscal year ended       June 30, 2003
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

Issuer's telephone number, including area code (801) 605-2808
                                               ---------------

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

  State issuer's revenues for its most recent fiscal year:  $ 198

  State the aggregate market value of the voting stock held by nonaffiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days:

  As of September 30, 2003, the Company had 800,000 shares of voting stock issued and outstanding held by non-affiliates, out of a total of 7,057,000 shares issued and outstanding. No bid or ask price is listed for the stock.


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

Organization and Corporate History
----------------------------------
Savon was organized on June 28, 2001, under the laws of the State of Utah, by Michael L. Rubin, who currently is Savon's president, a director and principal shareholder. In connection with forming Savon, Mr. Rubin contributed cash to pay for the initial organization and a portion of the expenses of this registration. Since inception, Savon's business activities have been limited to organizational matters including opening a bank account and obtaining the services of accounting and legal professionals, and developing a web site to showcase products and begin product sales.

Business in General
-------------------
Savon Team Sports, Inc (Savon) has created an Internet web site to target specific niche opportunities within the sporting goods industry at savonteamsports.com. The web site showcases available products, and provides email and telephone contact information for Savon to potential purchasers. The web site has recently been expanded and developed into an e-commerce site permits customers to purchase products through the web. Limited sales commenced in the fourth quarter ended June 30, 2003. Savon believes that the convenience such an expanded web site provides purchasers is important, and hopes to increase sales through the web site in the current fiscal year. However, Savon believes the single most important ingredient to our success will be the development of personal relationships with purchasers via the telephone, e-mail and/or in person. This key ingredient is crucial to our long term success.

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

Products and Services
---------------------
Available products include everything needed to totally outfit and equip teams in most sports (baseball, softball, basketball, football, wrestling, volleyball, and soccer). The following product list covers uniforms and equipment included on the web site:

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

In addition to the sale of the above products, Savon plans to earn some revenue through subcontracted screen-printing and embroidery on uniforms for logos, numbers and even names, if desired. Savon expects to hire a third party to do the screen-printing and embroidery and pass the cost plus a small percentage mark-up on to the purchasers of the products. Although the profit margin for this extra service will be small, Savon believes that offering items customized in this fashion will increase demand for its products. As demand for customized products warrants, Savon anticipates acquiring its own screen-printing and embroidery equipment.

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

Savon believes that it will be able to provide overseas military customers with better products and services than local suppliers, will be able to match or beat catalogue or internet prices from other suppliers, and provide a full spectrum of products and printing and embroidery services not otherwise available from a single source. In addition, by personally contacting potential purchasers by telephone, mailers and email, Savon can direct such potential purchasers to our website, saving them the time and frustration of searching through a large number of web sites for information.

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

The two companies' sales and revenues will be totally separate. Savon will share in the discounts provided by manufacturers by purchasing inventory from SOSG at net (after discount) pricing as orders are placed by Savon's customers. SOSG benefits by receiving the discounts when the products are originally purchased. There will be no limits set by SOSG as to product availability to Savon. Reorders of merchandise from vendors may be necessary and can be done as needed.

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

Research and Development
------------------------
Other than the continuing expenditures for maintaining Savon's proposed web site, Savon does not anticipate any research and development costs in the immediate future.

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

See "Facilities" under Item 1. above.

                            ITEM 3. LEGAL PROCEEDINGS

None.

        ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

No matters were submitted to a vote of shareholders of the Company during the fourth quarter of the fiscal year ended June 30, 2003.

                                  PART II
     ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Lack of Liquid Public Market and Possible Volatility of Stock Price
-------------------------------------------------------------------
There is no public market for the Common Stock and  Savon received a symbol
(SVTM) for its common stock that is included for quotation in the over-the-counter market on the OTC Bulletin Board effective August 11, 2003. There has been no trading activity since the stock was included for quotation and there can be no assurance that a significant public market for the Common Stock will develop or be sustained. The future market price of the Common Stock may be highly volatile. There have been periods of extreme fluctuation in the stock market that, in many cases, were unrelated to the operating performance of, or announcements concerning the issuers of the affected securities. Securities of issuers having relatively limited capitalization, limited market makers or securities recently issued in a public offering are particularly susceptible to fluctuations based on short-term trading strategies of certain investors.

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

Shareholders
------------
At September 30, 2003, the Company had approximately 93 shareholders, based on information provided by the Company's transfer agent.

Report of Offering of Securities and Use of Proceeds Therefrom
--------------------------------------------------------------
The following information in provided pursuant to Rule 463 of Regulation C, and Item 701 of Regulation S-B under the Securities Act of 1933, as amended. Savon offered shares of its common stock pursuant to Registration Statement on Form SB-2, declared effective on December 17, 2001 (the "Offering"). The Offering was for a minimum 750,000 shares up to a maximum of 1,750,000 shares at $0.10 per share. On April 12, 2002, Savon filed a post-effective amendment to the registration statement extending the offering period until September 30, 2002. The amended registration was declared effective on April 25, 2002. On September 30, 2002, the Offering was closed following the sale of 767,000 shares for gross proceeds of $76,700. The proceeds of $76,700 were released from escrow subsequent to September 30, 2002 and deposited in Savon's operating account. Through June 30, 2003, proceeds have been disbursed as follows:

  Professional fees           28,912.38
  Advertising                    500.00
  Escrow, bank and printing    1,091.69
  General and administrative   1,443.68
  Stock transfer fees          1,400.00
  Interest                        58.05
  Loan repayment              14,950.00
  Investment                  10,635.00
  Web site development        25,100.00

 $    41.64  Cash balance prior to IPO
  76,700.00  IPO proceeds
 (84,454.69) Total disbursed
      93.01  Interest income
   5,000.00  Loan proceeds
  12,183.75  Investment sold
 ---------------------------------
 $ 9,761.74  Ending cash balance

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

General
-------
Savon was organized on June 28, 2001, under the laws of the State of Utah, by Michael L. Rubin, who currently is Savon's sole officer, director and shareholder. In connection with forming Savon, Mr. Rubin contributed cash to pay for the initial organization and a portion of the expenses of Savon's registration on Form SB-2 and its periodic reports. Savon's operations since inception have consisted of effecting a registration statement, raising funds thereunder for operating capital, and setting up its web site to commence sales. Savon's Registration Statement on Form SB-2 was declared effective on December 17, 2001. On April 12, 2002, Savon filed a post-effective amendment to its registration statement extending the offering period until September 30, 2002. The amended registration was declared effective April 25, 2002. Limited sales of products began in the fourth quarter ended June 30, 2003.

Results of Operations
---------------------
Year Ended June 30, 2003 compared to June 30, 2002
--------------------------------------------------
Revenues and Costs of Sales. Savon is considered a development stage company and has only recently commenced business operations. Savon had revenues of $198 for the year ended June 30, 2003 with cost of sales of $140 for a gross margin of $58. Savon had no revenues for the year ended June 30, 2002.

General and Administrative Expense. Total operating expenses for the year ended June 30, 2003 were $55,386. Web site development costs were the single biggest expense item totaling $21,200. Accounting fees of $5,941, legal fees of $6,127, and professional fees of $6,142 were the other significant expenses.

We also recorded $3,600 in rental expenses and $4,800 in salary expenses for the use of office space in Michael Rubin's home and his services as sole officer. Mr. Rubin has contributed office space and services totaling $8,400 during the period which is included as an offsetting entry in the attached financial statements in Additional paid-in capital. Net loss for the year ended June 30, 2003 was $53,757. Savon expects to incur increased operating expenses as its business operations commence.

By comparison, total operating expenses for year ended June 30, 2002 were $46,335, consisting primarily of legal and accounting expenses related to Savon's offering. In fiscal 2002, we also recorded $3,600 in rental expenses and $4,800 in salary expenses for the use of office space in Michael Rubin's home and his services as sole officer, with the same contribution to capital by Mr. Rubin.

Liquidity and Capital Resources
-------------------------------
To date, Savon has financed its operations primarily through the sale of its common stock for cash and through capital contributed by its principal officer. At June 30, 2003, Savon had working capital of $3,871.

Cash used by operating activities in the year ended June 30, 2003 totaled $66,851. As of the year ended June 30, 2002, Savon owed a shareholder $11,500 for operating working capital which was treated as an account payable - related party. The payable was unsecured, due on demand, and bore no interest. During the year ended June 30, 2003, the balance of this payable was paid in full.

Cash used by investing activities totaled $2,351, including $3,900 for web site development costs, offset by a net gain of $1,549 from the purchase and subsequent sale of marketable securities. There were no investment activities the prior year.

Cash flows from financing activities totaled $78,950, including $76,700 proceeds from the issuance of common stock for cash and $5,000 proceeds from a note payable, offset by payments on a note payable of $2,750.

Savon's accompanying financial statements include a going concern qualification because Savon does not have significant cash or other material assets, nor has it established sufficient revenues to cover its operating costs and allow it to continue. Savon hopes to generate revenues from the sale of team sports clothing and equipment through its web site. At this time, however, only minimal revenues have been generated, nor can management predict when such revenues may increase.

Management plans to raise additional funds through the sale of its securities in order to support continuing operations. There can be no assurance that Savon will be able to obtain such additional funding as needed, or that such funding, if available, can be obtained on terms acceptable to Savon.

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

                     ITEM 8A. CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures.
-----------------------------------------------------
Our chief executive and financial officer believes our disclosure controls and procedures (as defined in Sections 13a-14(c) and 15d- 14(c) of the Securities Exchange Act of 1934, as amended) are adequate, based on our evaluation of such disclosure controls and procedures on September 30, 2003.
(b) Changes in internal controls.
---------------------------------
There have been no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

                                PART III
    ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS, AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

The following table sets forth the name, age, and position of each executive officer and director and the term of office of each Director of Savon.

Name                    Age     Position              Held Position Since
----                    ---     --------              -------------------
Michael L. Rubin        51      President/Director    June 2001
Fred Lacey, Jr.         44      Vice Pres/Director    October 2002
Pamela Gayle Warren     49      Secretary/Director    October 2002

The term of office of each director is one year and until his or her successor is elected at the Registrant's annual shareholders' meeting and is qualified, subject to removal by the shareholders. The term of office for each officer is for one year and until a successor is elected at the annual meeting of the board of directors and is qualified, subject to removal by the board of directors.

Biographical Information
------------------------
Set forth below is certain biographical information with respect to Savon's officers and directors.

Michael L. Rubin graduated in 1973 Magna Cum Laude from the University of Utah with a Bachelors Degree in Business Finance. From 1973 to 1993, Mr. Rubin worked in various capacities in the casino industry, eventually becoming a supervisor and manager. As manager, his duties included scheduling over 70 dealers and floor supervisors, instituting and maintaining proper procedures and behavior of the dealers and floor supervisors, and attending to a wide variety of customer needs and complaints.

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

Fred Lacey, Jr. was appointed to the Board of Directors and as Vice President of SavOn Team Sports, Inc. in October 2002. Since 2000, Mr. Lacey has been employed by Outsource Receivables in client and business relations. From 1987 to 2000 Mr. Lacey was employed by Frito-Lay, Inc. in sales. Mr. Lacey received an Associates Degree from Dixie College in 1980. Mr. Lacey attended Northern Arizona University from 1980 to 1982.

Pamela Gayle Warren was appointed to the board of directors and as secretary of the Company in October 2002. Since 1998, Ms. Warren has been employed as a salesperson at SavOn Sporting Goods, Ogden, Utah. Ms. Warren received a BA in education from the University of Wyoming in 1981.

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

                     ITEM 10.  EXECUTIVE COMPENSATION

                    REMUNERATION OF OFFICERS AND DIRECTORS

The following table sets forth certain summary information concerning the compensation paid or accrued since inception to Savon's chief executive officer and/or any of its other officers that received compensation in excess of $100,000 during such period (From June 28, 2001 [inception] to June 30,
2003).
                          SUMMARY COMPENSATION TABLE

                     Annual Compensation                   Long Term Compensation
                     -------------------                   ----------------------
                                                           Awards    Awards  Payouts
                                                           ------    ------  -------
                                              Other      Restricted
Name and                                      Annual      Stock     Options  LTIP     All other
Principal Position Year  Salary($)  Bonus($) Compensation Awards   /SARs    Payout  Compensation
------------------ ----  ------     -------- ------------ ------   -------  ------  ------------
Michael L. Rubin   2003  $   -0-       -0-       -0-         -0-      -0-     -0-       -0-
President          2002  $   -0-       -0-       -0-         -0-      -0-     -0-       -0-


Employment Agreements
---------------------
Savon does not have any employment agreements. Our President, Mr. Rubin, has not received any compensation in connection with serving as an officer and director of Savon, and does not intend to receive any compensation until revenues from operations justify it. During the year ended June 30, 2003, Mr. Rubin contributed administrative services to the Company valued at $4,800 (twelve months at $400 per month) and office rental valued at $3,600 (twelve months at $300 per month). See Note 3 to the June 30, 2003 financial statements.

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

  ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth as of September 30, 2003 the name and address and the number of shares of Savon's Common Stock, par value $0.001 per share, held of record or beneficially by each person who held of record, or was known by Savon to own beneficially, more than 5% of the 7,057,000 shares of Common Stock issued and outstanding, and the name and shareholdings of each director and of all officers and directors as a group.

Principal Shareholders:        Amount and
                               Nature of
                               Beneficial
Class   Name and Address       Ownership(1)            Percent
------  ----------------       ------------            -------
Common  Michael L. Rubin          6,250,000             88.56
        5039 South 1075 East
        Ogden, Utah 84403




Officers and Directors:        Amount and
                               Nature of
                               Beneficial
Class   Name and Position      Ownership(1)            Percent
------  -----------------      ------------            -------
Common  Michael L. Rubin          6,250,000             88.56
         President

Common  Fred Lacey, Jr.               2,000              0.03
         Vice-president

Common  Pamela Gayle Warren           5,000              0.07
         Secretary

   All Officers and Directors     6,257,000             88.66

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

Savon was organized on June 28, 2001, primarily through the efforts of Michael
L. Rubin, Savon's president. Mr. Rubin was issued 6,250,000 shares of Savon's common stock in consideration of $10,000 cash.

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

Pamela Warren has been employed by SavOn Sporting Goods, Ogden, Utah, as a salesperson since 1998.

                  ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

  (a)(1)FINANCIAL STATEMENTS. The following financial statements are included in this report:

Title of Document                                                         Page
-----------------                                                         ----
Independent Auditors' Report of HJ & Associates, LLC                       19
Balance Sheet as of June 30, 2003                                          20
Statements of Operations for the years ended June 30, 2003
 and 2002 and from inception of the development stage, June 28, 2001
 through June 30, 2003                                                     21
Statements of Stockholders' Equity for the years ended June 30, 2003
 and 2002                                                                  22
Statements of Cash Flows for the years ended June 30, 2003
 and 2002 and from inception of the development stage, June 28, 2001
 through June 30, 2003                                                     23
Notes to Financial Statements                                              25

 (a)(2)FINANCIAL STATEMENT SCHEDULES. The following financial statement schedules are included as part of this report:

     None.

 (a)(3)EXHIBITS.  The following exhibits are included as part of this report:

Exhibit No.     Description
-----------     -----------
   31           Certification of Principal Executive and Financial Officer
                pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

   32 Certification of Principal Executive and Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted, pursuant to
                Section 906 of the Sarbanes-Oxley Act of 2002

 (b) Reports on Form 8-K.

     No reports on Form 8-K were filed during the quarter ended June 30, 2003.

                   ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
                  Information required by Item 9(c) of Schedule 14A

  1) Audit Fees - The aggregate fees billed us for each of the last two fiscal years for professional services rendered by our principal accountant for the audit of our annual financial statements and review of our quarterly financial statements is $6,750 and $3,986, respectively.

  2) Audit-Related Fees - None.

  3) Tax Fees totaled $395 for 2000 and 2001 tax returns, billed to us during the fiscal year ended June 30, 2002.

  4) All Other Fees totaled $1,019 for services related to our SB-2 Registration Statement, billed to us during the fiscal year ended June 30, 2002.

  5) Not applicable.

  6) Not Applicable.

                                  SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       Savon Team Sports, Inc.


Dated: October 23, 2002                 By:/S/Michael L. Rubin,
                                             Principal Executive Officer and
                                             Principal Accounting Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Date: October 23, 2003                 /S/Michael L. Rubin, Director


Date: October 23, 2003                 /S/Fred Lacey, Jr., Director


Date: October 23, 2003                 /S/Pamela Gayle Warren, Director

INDEPENDENT AUDITORS' REPORT


To the Board of Directors
Savon Team Sports, Inc.
(A Development Stage Company)
Salt Lake City, Utah

We have audited the accompanying balance sheet of Savon Team Sports, Inc. (a development stage company) as of June 30, 2003, and the related statements of operations, stockholders' equity and cash flows for the years ended June 30, 2003 and 2002 and from inception on June 28, 2001 through June 30, 2003.
These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Savon Team Sports, Inc. (a development stage company) as of June 30, 2003 and the results of its operations and its cash flows for the years ended June 30, 2003 and 2002 from inception on June 28, 2001 through June 30, 2003 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements has been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has had minimal operations and has limited capital which together raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also discussed in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



HJ & Associates, LLC
Salt Lake City, Utah
October 14, 2003

SAVON TEAM SPORTS, INC.
(A Development Stage Company)
Balance Sheet

ASSETS

                                                                  June 30,
                                                                    2003
                                                                ------------
CURRENT ASSETS
 Cash                                                          $       9,762
                                                                ------------
   Total Current Assets                                                9,762
                                                                ------------
PROPERTY AND EQUIPMENT, NET (Note 4)                                   3,537
                                                                ------------
TOTAL ASSETS                                                   $      13,299
                                                                ============

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
 Accounts payable                                              $       3,628
 Note payable (Note 5)                                                 2,250
 Interest payable                                                         13
                                                                ------------
   Total Current Liabilities                                           5,891
                                                                ------------
STOCKHOLDERS' EQUITY
 Preferred stock at $0.001 par value; authorized 5,000,000
  shares, no shares outstanding                                            -
 Common stock at $0.001 par value; authorized 100,000,000
  shares, 7,057,000 shares issued and outstanding                      7,057
 Additional paid-in capital                                          100,443
 Deficit accumulated during the development stage                   (100,092)
                                                                ------------
   Total Stockholders' Equity                                          7,408
                                                                ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                     $      13,299
                                                                ============






The accompanying notes are an integral part of these financial statements.

SAVON TEAM SPORTS, INC.
(A Development Stage Company)
Statements of Operations

                                                                    From
                                                                Inception on
                                                                   June 28,
                                      For the Years Ended       2001 Through
                                              June 30,             June 30,
                                         2003          2002          2003
                                     -----------   -----------   -----------
REVENUES                            $        198  $          -  $        198

COST OF SALES                                140             -           140
                                     -----------   -----------   -----------
GROSS MARGIN                                  58             -            58
                                     -----------   -----------   -----------
OPERATING EXPENSES
 Accounting                                5,941        12,802        18,743
 Advertising                                 500             -           500
 Depreciation Expense                        363             -           363
 Legal                                     6,127        25,060        31,187
 Professional                              6,142             -         6,142
 Rent                                      3,600         3,600         7,200
 Salary                                    4,800         4,800         9,600
 Transfer Agent                            3,103             -         3,103
 Web Site Development                     21,200             -        21,200
 General and Administrative                3,610            73         3,683
                                     -----------   -----------   -----------
Total Operating Expenses                  55,386        46,335       101,721
                                     -----------   -----------   -----------
LOSS FROM OPERATIONS                     (55,328)      (46,335)     (101,663)
                                     -----------   -----------   -----------
OTHER INCOME (EXPENSE)
 Gain on sale of
  available-for-sale securities            1,549             -         1,549
 Interest Income                              93             -            93
 Interest Expense                            (71)            -           (71)
                                     -----------   -----------   -----------
   Total Other Income (Expense)            1,571             -         1,571
                                     -----------   -----------   -----------
NET LOSS                            $    (53,757) $    (46,335) $   (100,092)
                                     ===========   ===========   ===========
BASIC LOSS PER SHARE                $      (0.01) $      (0.01)
                                     ===========   ===========
WEIGHTED AVERAGE NUMBER
 OF SHARES OUTSTANDING                 6,849,170     6,250,000
                                     ===========   ===========







The accompanying notes are an integral part of these financial statements.

SAVON TEAM SPORTS, INC.
(A Development Stage Company)
Statements of Stockholders Equity

                                                                                       Deficit
                                                                                     Accumulated
                                                                       Additional    During the
                                                 Common Stock            Paid-In     Development
                                              Shares        Amount       Capital        Stage
                                           -----------   -----------   -----------   -----------
Balance at inception on
 June 28, 2001                                       -  $          -  $          -  $          -

Common stock issued to
 founder for cash at $0.0016
 per share                                   6,250,000         6,250         3,750             -

Net loss from inception on
 June 28, 2001 through
 June 30, 2001                                       -             -             -             -
                                           -----------   -----------   -----------   -----------
Balance, June 30, 2001                       6,250,000         6,250         3,750             -

Contributed capital for services
 rendered (Note 3)                                   -             -         8,400             -

Net loss for the year ended
 June 30, 2002                                       -             -             -       (46,335)
                                           -----------   -----------   -----------   -----------
Balance, June 30, 2002                       6,250,000         6,250        12,150       (46,335)

Contributed capital for services
 rendered (Note 3)                                   -             -         8,400             -

October 2, 2002, common stock
 issued for cash at $0.10 per share            767,000           767        75,933             -

October 2, 2002, common stock
 issued for settlement of debt at
 $0.10 per share                                40,000            40         3,960             -

Net loss for the year ended
 June 30, 2003                                       -             -             -       (53,757)
                                           -----------   -----------   -----------   -----------
Balance, June 30, 2003                       7,057,000  $      7,057  $    100,443  $   (100,092)
                                           ===========   ===========   ===========   ===========



The accompanying notes are an integral part of these financial statements.

SAVON TEAM SPORTS, INC.
(A Development Stage Company)
Statements of Cash Flows

                                                                                       From
                                                                                    Inception on
                                                                                      June 28,
                                                          For the Years Ended       2001 Through
                                                                 June 30,             June 30,
                                                           2003           2002          2003
                                                        -----------   -----------   -----------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                               $    (53,757) $    (46,335) $   (100,092)
Adjustments to reconcile loss to net cash
 used by operating activities:
 Depreciation expense                                           363             -           363
 Gain on sale of available-for-sale securities               (1,549)            -        (1,549)
 Contributed capital for services rendered                    8,400         8,400        16,800
Changes in operating assets and liabilities:
 Increase (decrease) in accounts payable and
  accrued expenses                                           (8,808)       16,449         7,641
 Increase (decrease) in accounts payable-
  related party                                             (11,500)       11,500             -
                                                        -----------   -----------   -----------
   Net Cash Used by Operating Activities                    (66,851)       (9,986)      (76,837)
                                                        -----------   -----------   -----------
CASH FLOWS FROM INVESTING ACTIVITIES
Web site development costs                                   (3,900)            -        (3,900)
Proceeds on sale of available-for-sale securities            12,184             -        12,184
Purchase of available-for-sale securities                   (10,635)            -       (10,635)
                                                        -----------   -----------   -----------
   Net Cash Used by Investing Activities                     (2,351)            -        (2,351)
                                                        -----------   -----------   -----------
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from note payable                                    5,000             -         5,000
Payments on note payable                                     (2,750)            -        (2,750)
Common stock issued for cash                                 76,700        10,000        86,700
                                                        -----------   -----------   -----------
   Net Cash Provided by Financing Activities                 78,950        10,000        88,950
                                                        -----------   -----------   -----------
NET INCREASE IN CASH                                          9,748            14         9,762

CASH AT BEGINNING OF PERIOD                                      14             -             -
                                                        -----------   -----------   -----------
CASH AT END OF PERIOD                                  $      9,762  $         14  $      9,762
                                                        ===========   ===========   ===========





The accompanying notes are an integral part of these financial statements.

SAVON TEAM SPORTS, INC.
(A Development Stage Company)
Statements of Cash Flows (Continued)

                                                                                       From
                                                                                    Inception on
                                                                                      June 28,
                                                          For the Years Ended       2001 Through
                                                                 June 30,             June 30,
                                                           2003           2002          2003
                                                        -----------   -----------   -----------

SUPPLEMENTAL CASH FLOW INFORMATION
CASH PAID FOR:
Interest                                               $         58  $          -  $         58
Income taxes                                           $        299  $          -  $        299

NON-CASH FINANCING ACTIVITIES:
Contributed capital for services rendered              $      8,400  $          -  $      8,400
Common stock issued for settlement of debt             $      4,000  $          -  $      4,000
















The accompanying notes are an integral part of these financial statements.

SAVON TEAM SPORTS, INC.
(A Development Stage Company)
Notes to the Financial Statements
June 30, 2003 and 2002

NOTE 1 -ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a.  Organization

Savon Team Sports, Inc. (the Company) was incorporated on June 28, 2001 under the laws of the State of Utah. The Company sells uniforms and equipment for all types of team sports.

The Company has minimal operations and minimal assets. Accordingly, the Company is dependent upon management and/or significant shareholders to provide sufficient working capital to preserve the integrity of the corporate entity during this phase. It is the intent of management and significant shareholders to provide sufficient working capital necessary to support and preserve the integrity of the corporate entity.

b.  Accounting Method

The Company's financial statements are prepared using the accrual method of accounting.

c.  Basic Loss Per Share

Loss per share has been calculated based on the weighted average number of shares of common stock outstanding during the period.


                                                For the Years Ended
                                                     June 30,
                                                2003          2002
                                            -----------   -----------
Loss per share:
Numerator - net loss                       $    (53,757) $    (46,335)
Denominator - weighted average
 number of shares outstanding                 6,849,170     6,250,000
                                            -----------   -----------
Loss per share                             $      (0.01) $      (0.01)
                                            ===========   ===========

SAVON TEAM SPORTS, INC.
(A Development Stage Company)
Notes to the Financial Statements
June 30, 2003 and 2002

NOTE 1 -ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(Continued)

d.  Provision for Taxes

Deferred taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carryforwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely that not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

Net deferred tax assets consist of the following components as of June 30, 2003 and 2002:
                                                   2003         2002
                                                ----------   ----------
Deferred tax assets
 NOL Carryover                                 $   (32,849) $   (14,290)

Deferred tax liabilities:
 Depreciation                                          365            -

Valuation allowance                                 32,484       14,290
                                                ----------   ----------
Net deferred tax asset                         $         -  $         -
                                                ==========   ==========

The income tax provision differs from the amount of income tax determined by applying the U.S. federal income tax rate of 39% to pretax income from continuing operations for the years ended June 30, 2003 and 2002 due to the following:

                                                   2003         2002
                                                ----------   ----------
Book loss                                      $   (20,965) $   (14,290)
Stock for Services/ Options Expense                  3,276            -
Depreciation                                          (365)           -
Other                                                 (140)           -
Valuation allowance                                 18,194       14,290
                                                ----------   ----------
                                               $         -  $         -
                                                ==========   ==========

At June 30, 2003, the Company had net operating loss carryforwards of approximately $84,000 that may be offset against future taxable income from the year 2003 through 2023. No tax benefit has been reported in the June 30, 2003 financial statements since the potential tax benefit is offset by a valuation allowance of the same amount.

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carryforwards for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur, net operating loss carryforwards may be limited as to use in future years.

SAVON TEAM SPORTS, INC.
(A Development Stage Company)
Notes to the Financial Statements
June 30, 2003 and 2002

NOTE 1 -ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(Continued)

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

g. Web Site Development

The Company refers to guidance given in AICPA Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" and EITF 00-2, "Accounting for Web Site Development Costs" to determine whether web site development costs are capitalizable or should be expensed as incurred. During the year ended June 30, 2003, the Company incurred the following web site development costs:

Internet Service Evaluation                                  $      1,750
Product Database Loading                                           18,850
Maintenance                                                           600
                                                              -----------
   Total Web Site Development Expensed                       $     21,200
                                                              ===========

Site Graphics Design                                         $      1,900
Product Database Development                                        2,000
                                                              -----------
   Total Web Site Development Capitalized                    $      3,900
                                                              ===========
h. Advertising Costs

The Company expenses advertising costs as they are incurred. During the years ended June 30, 2003 and 2002, the Company recorded advertising costs of $500 and zero, respectively.

SAVON TEAM SPORTS, INC.
(A Development Stage Company)
Notes to the Financial Statements
June 30, 2003 and 2002


NOTE 1 -ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(Continued)

i. Newly Issued Accounting Pronouncements

During the year ended June 30, 2003, the Company adopted the provisions of FASB Statement No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," FASB Statement No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections," FASB Statement No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," FASB Statement No. 147, "Acquisitions of Certain Financial Institutions - an amendment of FASB Statements No. 72 and 144 and FASB Interpretation No. 9," FASB Statement No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure-an amendment of FASB Statement No. 123 (SFAS 148)," FASB Statement No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities," and FASB Statement No. 150, "Accounting for certain financial instruments with characteristics of both liabilities and equity." Management does not believe these pronouncements will have a material effect on the Company's financial statements.

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

SAVON TEAM SPORTS, INC.
(A Development Stage Company)
Notes to the Financial Statements
June 30, 2003 and 2002

NOTE 3 - RELATED PARTY TRANSACTIONS

Costs paid on behalf of the Company for services provided at no cost to the Company, such as working for no salary or not charging rent for office space, will be recorded as an expense by the Company with an offsetting entry to Additional paid-in capital. During the years ended June 30, 2003 and 2002, a shareholder contributed services valued at $8,400 and $8,400, respectively, for rent and salaries.

As of the year ended June 30, 2002, the Company owed a shareholder $11,500 for operating working capital which was treated as an account payable - related party. The payable was unsecured, due on demand, and bore no interest.
During the year ended June 30, 2003, the balance of this payable was paid in full.

NOTE 4 - PROPERTY AND EQUIPMENT

As of June 30, 2003, the Company held the following property and equipment which it depreciates over 3 years under the straight-line method:

Web Site                                      $     3,900
Accumulated Depreciation                             (363)
                                               ----------
   Total Property and Equipment, Net          $     3,537
                                               ==========

Depreciation expense for the years ended June 30, 2003 and 2002 was $363 and zero, respectively.

NOTE 5 - NOTE PAYABLE

During the year ended June 30, 2003, the Company received proceeds of $5,000 and made payments of $2,750 on a note payable entered into during the year. The note payable accrues interest at 7% annually, is unsecured and is due upon demand. During the year ended June 30, 2003, the Company recorded accrued interest related to the note payable of $71 and payments of accrued interest of $58. As of June 30, 2003, the balance of the note payable was $2,250 and the balance of accrued interest related to the note payable was $13.