Form 10QSB
period 2003-09-30
SAVON TEAM SPORTS INC
filed 2003-11-14
CIK 1157564

                    SECURITIES AND EXCHANGE COMMISSION
                           Washington D.C.  20549

                                 FORM 10-QSB


[X]     Quarterly Report Under Section 13 or 15(d) of the Securities Exchange
Act of 1934

     For the Quarter Ended:   September 30, 2003

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

(1)  Yes X    No     (2)  Yes X     No
        ---     ---          ---      ---

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, Par Value $0.001                          7,057,000
--------------------------------                ----------------------------
       Title of Class                           Number of Shares Outstanding
                                                as of September 30, 2003

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


                            SAVON TEAM SPORTS, INC.
                         (A Development Stage Company)
                             FINANCIAL STATEMENTS
                       September 30, 2003 and June 30, 2003

SAVON TEAM SPORTS, INC.
(A Development Stage Company)
Balance Sheets

ASSETS

                                                   September 30,  June 30,
                                                       2003         2003
                                                   -----------   -----------
                                                   (Unaudited)
CURRENT ASSETS
 Cash                                             $      9,217  $      9,762
                                                   -----------   -----------
   Total Current Assets                                  9,217         9,762
                                                   -----------   -----------
PROPERTY AND EQUIPMENT, NET                              3,212         3,537
                                                   -----------   -----------
TOTAL ASSETS                                      $     12,429  $     13,299
                                                   ===========   ===========
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
 Accounts payable                                 $      4,805  $      3,628
 Note payable                                            3,250         2,250
 Interest payable                                           68            13
                                                   -----------   -----------
   Total Current Liabilities                             8,123         5,891
                                                   -----------   -----------
STOCKHOLDERS' EQUITY
 Preferred stock at $0.001 par value; authorized
  5,000,000 shares, no shares outstanding                     -            -
 Common stock at $0.001 par value; authorized
  100,000,000 shares, 7,057,000 shares issued
  and outstanding                                        7,057         7,057
 Additional paid-in capital                            102,543       100,443
 Deficit accumulated during the development stage     (105,294)     (100,092)
                                                   -----------   -----------
   Total Stockholders' Equity                            4,306         7,408
                                                   -----------   -----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY        $     12,429  $     13,299
                                                   ===========   ===========










The accompanying notes are an integral part of these financial statements.

SAVON TEAM SPORTS, INC.
(A Development Stage Company)
Statements of Operations
(Unaudited)
                                                                   From
                                                                Inception on
                                            For the               June 28,
                                        Three Months Ended      2001 Through
                                           September 30,        September 30,
                                        2003          2002          2003
                                     -----------   -----------   -----------
REVENUES                            $      1,855  $          -  $      2,053

COST OF SALES                              1,573             -         1,713
                                     -----------   -----------   -----------
GROSS MARGIN                                 282             -           340
                                     -----------   -----------   -----------
OPERATING EXPENSES
 Accounting                                1,678             -        20,421
 Advertising                                  60             -           560
 Depreciation Expense                        325             -           688
 Legal                                       300         3,950        31,487
 Professional                                  -             -         6,142
 Rent                                        900           900         8,100
 Salary                                    1,200         1,200        10,800
 Transfer Agent                              181             -         3,284
 Web Site Development                        601             -        21,801
 General and Administrative                  189            18         3,872
                                     -----------   -----------   -----------
   Total Operating Expenses                5,434         6,068       107,155
                                     -----------   -----------   -----------
LOSS FROM OPERATIONS                      (5,152)       (6,068)     (106,815)
                                     -----------   -----------   -----------
OTHER INCOME (EXPENSE)
 Gain on sale of available-for-sale
  securities                                   -             -         1,549
 Interest Income                               5             -            98
 Interest Expense                            (55)            -          (126)
                                     -----------   -----------   -----------
   Total Other Income (Expense)              (50)            -         1,521
                                     -----------   -----------   -----------
NET LOSS                            $     (5,202) $     (6,068) $   (105,294)
                                     ===========   ===========   ===========
BASIC LOSS PER SHARE                $      (0.00) $      (0.00)
                                     ===========   ===========
WEIGHTED AVERAGE NUMBER
 OF SHARES OUTSTANDING                 7,057,000     6,250,000
                                     ===========   ===========




The accompanying notes are an integral part of these financial statements.

SAVON TEAM SPORTS, INC.
(A Development Stage Company)
Statements of Stockholders' Equity

                                                                                      Deficit
                                                                                    Accumulated
                                                                       Additional   During the
                                                  Common Stock           Paid-In    Development
                                              Shares        Amount       Capital       Stage
                                           -----------   -----------   -----------   -----------
Balance at inception on
 June 28, 2001                                       -  $          -  $          -  $          -

Common stock issued to
 founder for cash at $0.0016
 per share                                   6,250,000         6,250         3,750             -

Net loss from inception on
 June 28, 2001 through
 June 30, 2001                                       -             -             -             -
                                           -----------   -----------   -----------   -----------
Balance, June 30, 2001                       6,250,000         6,250         3,750             -

Contributed capital for services
 rendered                                            -             -         8,400             -

Net loss for the year ended
 June 30, 2002                                       -             -             -       (46,335)
                                           -----------   -----------   -----------   -----------
Balance, June 30, 2002                       6,250,000         6,250        12,150       (46,335)

Contributed capital for services
 rendered                                            -             -         8,400             -

October 2, 2002, common stock
 issued for cash at $0.10 per share            767,000           767        75,933             -

October 2, 2002, common stock
 issued for settlement of debt at
 $0.10 per share                                40,000            40         3,960             -

Net loss for the year ended
 June 30, 2003                                       -             -             -       (53,757)
                                           -----------   -----------   -----------   -----------
Balance, June 30, 2003                       7,057,000         7,057       100,443      (100,092)

Contributed capital for services
 rendered (Note 3) (unaudited)                       -             -         2,100             -

Net loss for the three months
 ended September 30, 2003
 (unaudited)                                         -             -             -        (5,202)
                                           -----------   -----------   -----------   -----------
Balance, September 30, 2003
 (unaudited)                                 7,057,000  $      7,057  $    102,543  $   (105,294)
                                           ===========   ===========   ===========   ===========



The accompanying notes are an integral part of these financial statements.

SAVON TEAM SPORTS, INC.
(A Development Stage Company)
Statements of Cash Flows
(Unaudited)

                                                                                       From
                                                                                    Inception on
                                                                 For the              June 28,
                                                           Three Months Ended       2002 Through
                                                               September 30,        September 30,
                                                            2003          2002          2003
                                                         -----------   -----------   -----------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                 $    (5,202) $     (6,068) $   (105,294)
Adjustments to reconcile net loss to net cash
 used by operating activities:
 Depreciation expense                                            325             -           688
 Gain on sale of available-for-sale securities                     -             -        (1,549)
 Contributed capital for services rendered                     2,100         2,100        18,900
Changes in operating assets and liabilities:
 Increase in accounts payable and
  accrued expenses                                             1,232         3,296         8,873
 Increase in accounts payable -  related party                     -           700             -
                                                         -----------   -----------   -----------
   Net Cash Provided (Used) by Operating
    Activities                                                (1,545)           28       (78,382)
                                                         -----------   -----------   -----------
CASH FLOWS FROM INVESTING ACTIVITIES
 Website development costs                                         -             -        (3,900)
 Proceeds on sale of available-for-sale securities                 -             -        12,184
 Purchase of available-for-sale securities                         -             -       (10,635)
                                                         -----------   -----------   -----------
   Net Cash Used by Investing Activities                           -             -        (2,351)
                                                         -----------   -----------   -----------
CASH FLOWS FROM FINANCING ACTIVITIES
 Proceeds from note payable                                    1,000             -         6,000
 Payments on note payable                                          -             -        (2,750)
 Common stock issued for cash                                      -             -        86,700
                                                         -----------   -----------   -----------
   Net Cash Provided by Financing Activities                   1,000             -        89,950
                                                         -----------   -----------   -----------
NET INCREASE (DECREASE) IN CASH                                 (545)           28         9,217

CASH AT BEGINNING OF PERIOD                                    9,762            14             -
                                                         -----------   -----------   -----------
CASH AT END OF PERIOD                                   $      9,217  $         42  $      9,217
                                                         ===========   ===========   ===========

SUPPLEMENTAL CASH FLOW INFORMATION

CASH PAID FOR:
 Interest                                               $          -  $          -  $         58
 Income taxes                                           $          -  $          -  $        299

NON-CASH FINANCING ACTIVITIES:
 Contributed capital for services rendered              $      2,100  $          -  $     18,900
 Common stock issued for settlement of debt             $          -  $          -  $      4,000



The accompanying notes are an integral part of these financial statements.

SAVON TEAM SPORTS, INC.
(A Development Stage Company)
Notes to the Financial Statements
September 30, 2003 and June 30, 2003

NOTE 1 - CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at September 30, 2003 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's June 30, 2003 audited financial statements. The results of operations for period ended September 30, 2003 is not necessarily indicative of the operating results for the full years.

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

NOTE 3 - CAPITAL CONTRIBUTIONS

During the three months ended September 30, 2003, an officer of the Company contributed capital to the Company of $2,100 for wages and office rent expenses.

NOTE 4 - RELATED PARTY TRANSACTIONS

The Company purchases items for resale from Savon Sporting Goods, a company run by the Company's President.

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

General
-------
Savon was organized on June 28, 2001, under the laws of the State of Utah, by Michael L. Rubin, who currently is Savon's president, a director and principal shareholder. Since August 2003, Mr. Rubin is also the majority stockholder and president of Savon Sporting Goods, the company through which Savon purchases its products for resale. In connection with forming Savon, Mr. Rubin contributed cash to pay for the initial organization and a portion of the expenses of Savon's registration on Form SB-2 and its periodic reports. Savon's operations since inception have consisted of effecting a registration statement, raising funds thereunder for operating capital, and setting up its web site to commence sales. Savon's Registration Statement on Form SB-2 was declared effective on December 17, 2001. On April 12, 2002, Savon filed a post-effective amendment to its registration statement extending the offering period until September 30, 2002. The amended registration was declared effective April 25, 2002. Limited sales of products began in the fourth quarter ended June 30, 2003.

Results of Operations
---------------------
Three months ended September 30, 2003 compared to September 30, 2002
--------------------------------------------------------------------
Revenues and Costs of Sales. Savon is considered a development stage company and has only recently commenced business operations. Since Savon had no revenues and very limited activities during the three months ended September 30, 2002, the usefulness of the comparison of results of the three months ended September 30, 2003 with the prior year for evaluating business operations may be limited.

Savon had revenues of $1,855 for the three months ended September 30, 2003 with cost of sales of $1,573 for a gross margin of $282. Savon had no revenues for the three months ended September 30, 2002.

General and Administrative Expense. Total operating expenses for the three months ended September 30, 2003 were $5,434, compared with $6,068 in the prior year period. These expense including accounting, advertising, legal, transfer agent and web site development expenses. We also recorded $900 in rental expenses and $1,200 in salary expenses for the use of office space in Michael Rubin's home and his services as sole officer. Mr. Rubin has contributed office space and services totaling $2,100 during the period which is included as an offsetting entry in the attached financial statements in Additional paid-in capital.

Net loss for the three months ended September 30, 2003 was $5,202. Savon expects to incur increased operating expenses as its business operations continue to develop.

By comparison, total operating expenses for three months ended September 30, 2002 were $6,068, consisting primarily of legal expenses related to Savon's offering. During the period, we also recorded $900 in rental expenses and $1,200 in salary expenses for the use of office space in Michael Rubin's home and his services as sole officer, with the same contribution to capital by Mr. Rubin.

Liquidity and Capital Resources
-------------------------------
To date, Savon has financed its operations primarily through the sale of its common stock for cash, through capital contributed by its principal officer, and through loans. At September 30, 2003, Savon had current assets consisting of cash of $9,217, and current liabilities of $8,123, consisting of accounts payable, a note payable and interest payable, for working capital of $1,094. At September 30, 2003, Savon had property and equipment, net of depreciation, of $3,212.

Cash used by operating activities in the three months ended September 30, 2003 totaled $1,545, compared to $28 provided by operating activities in the prior year period. There were no investment activities during the period in either 2003 or 2003.

Cash flows from financing activities for the three months ended September 30, 2003 totaled $1,000 in proceeds from a note payable. There were no financing activities in the prior year period.

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

                     ITEM 3.  CONTROLS AND PROCEDURES

Our principal executive and financial officer has participated with management in the evaluation of effectiveness of the controls and procedures required by paragraph (b) of Rule 13a-15 or Rule 15d-15 under the Exchange Act as of the end of the period covered by this report. Based on that evaluation, our principal executive and financial officer believes that our disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Exchange Act) are effective as of the end of the period covered by the report. There have been no changes in our internal controls that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting during the period covered by this report.

                          PART II - OTHER INFORMATION

                          ITEM 1.  LEGAL PROCEEDINGS
     None.
                        ITEM 2.  CHANGES IN SECURITIES
     None.

                   ITEM 3.  DEFAULTS UPON SENIOR SECURITIES
     None.

           ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     None.

                           ITEM 5.  OTHER INFORMATION

Report of Offering of Securities and Use of Proceeds Therefrom
--------------------------------------------------------------
The following information in provided pursuant to Rule 463 of Regulation C, and Item 701 of Regulation S-B under the Securities Act of 1933, as amended. Savon offered shares of its common stock pursuant to Registration Statement on Form SB-2, declared effective on December 17, 2001 (the "Offering"). The Offering was for a minimum 750,000 shares up to a maximum of 1,750,000 shares at $0.10 per share. On April 12, 2002, Savon filed a post-effective amendment to the registration statement extending the offering period until September 30, 2002. The amended registration was declared effective on April 25, 2002. On September 30, 2002, the Offering was closed following the sale of 767,000 shares for gross proceeds of $76,700. The proceeds of $76,700 were released from escrow subsequent to September 30, 2002 and deposited in Savon's operating account. Through September 30, 2003, proceeds have been disbursed as follows:

  Professional fees               $   29,162.38
  Advertising                            560.00
  Escrow, bank and printing            1,212.66
  General and administrative           1,443.68
  Stock transfer fees                  1,400.00
  Interest                                58.05
  Tax                                    298.89
  Loan repayment                      14,950.00
  Web site development                26,164.89
                                   ------------
              Total               $   75,250.55
                                   ============

               ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)     Exhibits.
        ---------

EXHIBIT 31 - CERTIFICATION AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANNES-OXLEY ACT OF 2002.

EXHIBIT 32 - CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002.

(b)     Reports on Form 8-K.
        --------------------

     None.



                                SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       Savon Team Sports, Inc.


Dated: November 14, 2003                 By:/S/Michael L. Rubin, President,
                                          and Principal Accounting Officer