Form 10QSB
period 2003-12-31
SAVON TEAM SPORTS INC
filed 2004-02-24
CIK 1157564

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                     FORM 10-QSB


             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                     For the quarter ended December 31, 2003

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                        Commission file number 333-68532


                             SAVON TEAM SPORTS, INC.
           (Name of Small Business Issuer as specified in its charter)

                   Utah                                    87-06738911
       -------------------------------                 -------------------
       (State or other jurisdiction of                 (I.R.S. employer
       incorporation or organization                   identification No.)


                    5039 South 1075 East, Ogden, UT 84403
                    -------------------------------------
                   (Address of principal executive offices)

         Registrant's telephone no., including area code: (801) 476-3323

                                       N/A
             Former name, former address, and former fiscal year, if
                           changed since last report.

    Securities registered pursuant to Section 12(b) of the Exchange Act: None

    Securities registered pursuant to Section 12(g) of the Exchange Act: None


Check  whether  the Issuer  (1) has filed all  reports  required  to be filed by
Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days. (1) Yes X No ____ (2) Yes X No____.

Common Stock outstanding at February 18, 2004 - 7,057,000 shares of $.001 par value Common Stock.

                  DOCUMENTS INCORPORATED BY REFERENCE: NONE

                                   FORM 10-QSB

                       FINANCIAL STATEMENTS AND SCHEDULES
                             SAVON TEAM SPORTS, INC.


                     For the Quarter ended December 31, 2003


      The following financial statements and schedules of the registrant are submitted herewith:


                         PART I - FINANCIAL INFORMATION
                                                                         Page of
                                                                     Form 10-QSB
                                                                     -----------
Item 1. Financial Statements:

            Balance Sheets                                                   3

            Statements of Operations                                       4-5

            Statements of Stockholders Equity                                6

            Statements of Cash Flows                                         7

            Notes to Condensed Financial Statements                          8

Item 2. Management's Discussion and Analysis of Financial Condition
        and Results of Operations                                            9

Item 3. Controls and Procedures, Evaluation of Disclosure Controls and
        Procedures                                                          11


                           PART II - OTHER INFORMATION

                                                                            Page

Item 1. Legal Proceedings                                                    12
Item 2. Changes in the Rights of the Company's Security Holders              12
Item 3. Defaults by the Company on its Senior Securities                     12
Item 4. Submission of Matters to Vote of Security Holders                    12
Item 5. Other Information                                                    12
Item 6(a).  Exhibits                                                         12
Item 6(b).  Reports on Form 8-K                                              12

                             SAVON TEAM SPORTS, INC.
                          (A Development Stage Company)
                                 Balance Sheets


                                     ASSETS

                                                    December 31,        June 30,
                                                            2003          2003
                                                    --------------      ------
                                                     (Unaudited)

CURRENT ASSETS

  Cash                                              $        890   $     9,762
  Current loan receivable                                    665             -
                                                    ------------  ------------

   Total Current Assets                                    1,555         9,762
                                                    ------------  ------------

   PROPERTY AND EQUIPMENT, NET                             2,887         3,537
                                                    ------------  ------------

   TOTAL ASSETS                                     $      4,442  $     13,299
                                                    ============  ============


                LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

  Accounts payable                                  $     10,264  $      3,628
  Note payable                                                 -         2,250
  Interest payable                                             -            13
                                                    ------------  ------------

   Total Current Liabilities                              10,264         5,891
                                                    ------------  ------------

STOCKHOLDERS' EQUITY (DEFICIT)

  Preferred stock at $0.001 par value; authorized
   5,000,000 shares, no shares outstanding                     -             -
  Common stock at $0.001 par value; authorized
   100,000,000 shares, 7,057,000 shares issued and
   outstanding                                             7,057         7,057
  Additional paid-in capital                             104,643       100,443
  Deficit accumulated during the development stage      (117,522)     (100,092)
                                                    ------------  ------------

   Total Stockholders' Equity (Deficit)                   (5,822)        7,408
                                                    ------------  ------------

   TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY
    (DEFICIT)                                       $      4,442  $     13,299
                                                    ============  ============

   The accompanying notes are an integral part of these financial statements.

                             SAVON TEAM SPORTS, INC.
                          (A Development Stage Company)
                            Statements of Operations
                                   (Unaudited)

                                                                          From
                                                                       Inception on
                                 For the Three          For the Six      June 28,
                                 Months Ended          Months Ended      2001 to
                                 December 31,          December 31,    December 31,
                             -------------------- --------------------
                                2003      2002       2003       2002        2003
                             ---------  --------- ---------  --------- ------------
REVENUES                     $      -   $      -  $  1,855   $      -  $     2,053

  COST OF SALES                     -          -     1,573          -        1,713
                             ---------  --------- ---------  --------- ------------

  GROSS MARGIN                      -          -       282          -          340
                             ---------  --------- ---------  --------- ------------

OPERATING EXPENSES

  Accounting                    3,886      2,425     5,564      2,425       24,307
  Advertising                       -          -        60          -          560
  Depreciation Expense            325          -       650          -        1,013
  Legal                         2,392      2,601     2,692      6,551       33,879
  Professional                  3,056      2,100     3,056      2,100        9,198
  Rent                            900        900     1,800      1,800        9,000
  Salary                        1,200      1,200     2,400      2,400       12,000
  Transfer Agent                  280        400       461        400        3,564
  Web Site Development             27     17,500       628     17,500       21,828
  General and administrative      146        403       334        421        4,018
                             ---------  --------- ---------  --------- ------------

   Total Operating Expenses    12,212     27,529    17,645     33,597      119,367
                             ---------  --------- ---------  --------- ------------

LOSS FROM OPERATIONS          (12,212)   (27,529)  (17,363)   (33,597)    (119,027)

OTHER INCOME (EXPENSE)

  Gain on sale of available-
   for-sale securities              -          -         -          -        1,549
  Interest income                   1         75         6         75           99
  Interest expense                (17)       (22)      (73)       (22)        (143)
                             ---------  --------- ---------  --------- ------------

  Total Other Income
   (Expense)                      (16)        53       (67)        53        1,505
                             ---------  --------- ---------  --------- ------------

NET LOSS                     $ (12,228) $(27,476) $(17,430)  $(33,544) $  (117,522)
                             ---------  --------- ---------  --------- ------------

   The accompanying notes are an integral part of these financial statements.

                             SAVON TEAM SPORTS, INC.
                          (A Development Stage Company)
                      Statements of Operations (Continued)
                                   (Unaudited)

                                                                     From
                                                                  Inception on
                            For the Three         For the Six       June 28,
                            Months Ended          Months Ended      2001 to
                            December 31,          December 31,    December 31,
                        -------------------- --------------------
                            2003      2002       2003     2002        2003
                        ---------  --------- ---------  --------- ------------

NET LOSS                $ (12,228) $(27,476) $ (17,430) $(33,544) $  (117,522)

OTHER COMPREHENSIVE
 LOSS

  Unrealized loss on
   available-for-sale
    securities                  -    (1,185)         -    (1,185)           -
                        ---------  --------- ---------  --------- ------------

   Total Other
    Comprehensive Loss          -    (1,185)         -    (1,185)           -
                        ---------  --------- ---------  --------- ------------

TOTAL COMPREHENSIVE
 LOSS                   $ (12,228) $(28,661) $ (17,430) $(34,729) $  (117,522)
                        =========  ========= =========  ========= ============

BASIC LOSS PER SHARE    $   (0.00) $  (0.00) $   (0.00) $  (0.01)
                        =========  ========= =========  =========

WEIGHTED AVERAGE
 NUMBER OF SHARES
 OUTSTANDING            7,057,000  7,057,000 7,057,000  6,653,500
                        =========  ========= =========  =========

   The accompanying notes are an integral part of these financial statements.

                             SAVON TEAM SPORTS, INC.
                          (A Development Stage Company)
                   Statements of Stockholders Equity (Deficit)

                                                                           Deficit
                                                                         Accumulated
                                         Common Stock       Additional   During the
                                    ----------------------    Paid-In    Development
                                      Shares      Amount      Capital       Stage
                                    ----------  ----------  -----------  -----------
Balance at inception on
 June 28, 2001                               -  $        -  $         -  $        -
Common stock issued to
  founder for cash at $0.0016
  per share                          6,250,000       6,250        3,750           -
Net loss from inception on
 June 28, 2001 through
 June 30, 2001                               -           -            -           -
                                    ----------  ----------  -----------  -----------

Balance, June 30, 2001               6,250,000       6,250        3,750           -

Capital contributed by shareholder           -           -        8,400           -
Net loss for the year ended
   June 30, 2002                             -           -            -     (46,335)
                                    ----------  ----------  -----------  -----------

Balance, June 30, 2002               6,250,000       6,250       12,150     (46,335)

Contributed capital for services
 rendered                                    -           -        8,400           -
October 2, 2002, common stock
 issued for cash at $0.10 per share    767,000         767       75,933           -
October 2, 2002, common stock
 issued for settlement of debt at
 $0.10 per share                        40,000          40        3,960           -
Net loss for the year ended
 June 30, 2003                               -           -            -     (53,757)
                                    ----------  ----------  -----------  -----------

Balance, June 30, 2003               7,057,000       7,057      100,443    (100,092)

Contributed capital for services
 rendered (Note 3) (unaudited)               -           -        4,200           -
Net loss for the six months
 ended December 31, 2003
 (unaudited)                                 -           -            -     (17,430)
                                    ----------  ----------  -----------  -----------

Balance, December 31, 2003
 (unaudited)                         7,057,000  $    7,057  $   104,643  $ (117,522)
                                    ==========  ==========  ===========  ===========

   The accompanying notes are an integral part of these financial statements.

                             SAVON TEAM SPORTS, INC.
                          (A Development Stage Company)
                            Statements of Cash Flows
                                   (Unaudited)

                                                                                 From
                                                                             Inception on
                                                    For the Six Months Ended   June 28,
                                                          December 31,       2001 Through
                                                    -----------------------  December 31,
                                                        2003        2002         2003
                                                    -----------  ----------  ------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                            $   (17,430) $  (33,544) $    (117,522)
Adjustments to reconcile net loss to net cash
 used by operating activities:
  Depreciation expense                                      650           -          1,013
  Gain on sale of available-for-sale securities               -           -         (1,549)
  Contributed capital for services rendered               4,200       4,200         21,000
Changes in operating assets and liabilities:
   Increase in prepaid asset                                  -      (1,400)             -
  (Decrease) increase in accounts payable and
   accrued expenses                                       6,623      (8,840)        14,264
  (Decrease) increase in accounts payable-
     related party                                            -      (8,728)             -
                                                    -----------  ----------  -------------

   Net Cash Used by Operating Activities                 (5,957)    (48,312)       (82,794)
                                                    -----------  ----------  -------------

CASH FLOWS FROM INVESTING ACTIVITIES
  Website development costs                                   -           -         (3,900)
  Loan receivable                                          (665)          -           (665)
  Proceeds on sale of available-for-sale securities           -           -         12,184
  Purchase of available-for-sale securities                   -     (10,635)       (10,635)

   Net Cash Used by Investing Activities                   (665)    (10,635)        (3,016)
                                                    -----------  ----------  -------------

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from note payable                                2,000           -          7,000
Payments on note payable                                 (4,250)          -         (7,000)
Common stock issued for cash                                  -      76,700         86,700
                                                    -----------  ----------  -------------

  Net Cash Provided by Financing Activities              (2,250)     76,000         86,700
                                                    -----------  ----------  -------------

NET INCREASE (DECREASE) IN CASH                          (8,872)     17,753            890

CASH AT BEGINNING OF PERIOD                               9,762          14              -
                                                    -----------  ----------  -------------

CASH AT END OF PERIOD                               $       890  $   17,767  $         890
                                                    ===========  ==========  =============

SUPPLEMENTAL CASH FLOW INFORMATION
Interest                                            $        85  $        -  $         143
Income taxes                                        $       267  $        -  $         566

SCHEDULE OF NON-CASH FINANCING ACTIVITIES
Common stock issued for settlement of debt          $         -  $    4,000  $       4,000
Contributed capital for services rendered           $     4,200  $    4,200  $      21,000

   The accompanying notes are an integral part of these financial statements.

                             SAVON TEAM SPORTS, INC.
                          (A Development Stage Company)
                        Notes to the Financial Statements
                       December 31, 2003 and June 30, 2003

NOTE 1 -  CONDENSED FINANCIAL STATEMENTS

          The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at December 31, 2003 and for all periods presented have been made.

          Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's June 30, 2003 audited financial statements. The results of operations for period ended December 31, 2003 is not necessarily indicative of the operating results for the full years.

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

NOTE 3 -  CAPITAL CONTRIBUTIONS

          During the six months ended December 31, 2003, an officer of the Company contributed capital to the Company of $4,200 for wages and office rent expenses.

NOTE 4 -  RELATED PARTY TRANSACTIONS

          The Company purchases items for resale from Savon Sporting Goods, a company run by the Company's President.

                                     ITEM 2
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

     Savon Team Sports, Inc. ("Savon") was organized on June 28, 2001, under the laws of the State of Utah, by Michael L. Rubin, who currently is Savon's president, a director and principal shareholder. Since August 2003, Mr. Rubin is also the majority stockholder and president of Savon Sporting Goods, the company through which Savon purchases its products for resale. In connection with forming Savon, Mr. Rubin contributed cash to pay for the initial organization and a portion of the expenses of Savon's registration on Form SB-2 and its periodic reports. Savon's operations since inception have consisted of effecting a registration statement, raising funds thereunder for operating capital, and setting up its web site to commence sales. Savon's Registration Statement on Form SB-2 was declared effective on December 17, 2001. On April 12, 2002, Savon filed a post-effective amendment to its registration statement extending the offering period until December 31, 2002. The amended registration was declared effective April 25, 2002. Limited sales of products began in the fourth quarter ended June 30, 2003.

Results of Operations

Three  months and Six months ended  December  31, 2003  compared to December 31,
2002

     Revenues and Costs of Sales. Savon is considered a development stage company and has only recently commenced business operations. Since Savon had no revenues and very limited activities during the three months ended December 31, 2003, the usefulness of the comparison of results of the three months ended December 31, 2002 with the prior year for evaluating business operations may be limited. Savon had revenues of $1,855 for the six months ended December 31, 2003 with cost of sales of $1,573 for a gross margin of $282. Savon had no revenues for the three months or six months ended December 31, 2002.

     General and Administrative Expense. Total operating expenses for the three months ended December 31, 2003 were $12,212, compared with $27,529 in the prior year period. These expenses included accounting, advertising, legal, and transfer agent expenses. The primary cause of the decrease in expenses was the reduction in costs for website development which were $27 in the three months ended December 31, 2003 compared to $17,500 for the three months ended December 31, 2002. We also recorded $900 in rental expenses and $1,200 in salary expenses for the use of office space in Michael Rubin's home and his services as sole officer. Total operating expenses for the six months ended December 31, 2003 were $17,645, compared with $33,597 in the prior year period and again, the primary cause of the decrease in expenses was the reduction in costs for website development.

     Net loss for the three months ended December 31, 2003 was $12,228 compared to $27,476 for the three months ended December 31, 2002. Net loss for the six months ended December 31, 2003 was $17,430 compared to $33,544 for the six months ended December 31, 2002.

Liquidity and Capital Resources

     To date, Savon has financed its operations primarily through the sale of its common stock for cash, through capital contributed by its principal officer, and through loans. At December 31, 2003, Savon had current assets of $1,555 consisting of $890 in cash and $665 loan receivable. At December 31, 2003 we had total assets of $4,442. At December 31, 2003, we had total and current liabilities of $10,264 consisting of accounts payable. At December 31, 2003, we had property and equipment, net of depreciation, of $2,887.

     Cash used by operating activities in the six months ended December 31, 2003 totaled $5,957, compared to $48,312 for the six months ended December 31, 2002. There were no investment activities during the period in either 2003 or 2002.

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

Plan of Operation

     Although we intend to continue to with the business plan described in our registration statement, we will not be able to so unless we are able to raised additional capital. If we re unable to raise additional capital, we may look for alternative business opportunities.

Forward Outlook and Risks

     This Form 10-QSB contains and incorporates by reference certain "forward-looking statements" within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act with respect to results of our operations and businesses. All statements, other than statements of historical facts, included in this Form 10-QSB, including those regarding market trends, our financial position, business strategy, projected costs, and plans and objectives of management for future operations, are forward-looking statements. In general, such statements are identified by the use of forward- looking words or phrases including, but not limited to, "intended," "will," "should," "may," "expects," "expected," "anticipates," and "anticipated" or the negative thereof or variations thereon or similar terminology. These forward-looking statements are based on our current expectations. Although we believe that the expectations reflected in such forward-looking statements are reasonable, there can be no assurance that such expectations will prove to be correct. Because forward-looking statements involve risks and uncertainties, our actual results could differ materially. Important factors that could cause actual results to differ materially from our expectations are disclosed hereunder and elsewhere in this Form 10-QSB. These forward-looking statements represent our judgment as of the date of this Form 10-QSB.

     No Assurance that we will be able to continue with our business plan. Although we have developed a business plan and have commenced limited efforts to implement such plan, we are currently unable to finance operations under the plan. There can be no assurance that we will be able to actively pursue the business we were formed to conduct. No person should invest in the Savon in reliance that such business plan will be carried out. .

     Operating History; Limited Assets; No Present Source of Revenues. We are currently inactive. We intend to attempt to commence active operations by raising additional capital of which there can be no assurance. We have limited resources and have had no revenues during the last quarter.

     Possibility of Total Loss of Investment. An investment in the Company, is an extremely high risk investment, and should not be made unless the investor has no need for current income from the invested funds and unless the investor can afford a total loss of his or her investment.

     If we are unable to raise sufficient additional capital to fund our business plane we may consider other business opportunities. If we cannot raise additional capital to fund the operations which we formed to conduct, we may be required to consider alternative business prospects. We have not identified any other prospects as of this date.

                         ITEM 3. CONTROLS AND PROCEDURES
               EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

     As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended. Based on this evaluation, the Chief Executive Officer, concluded that as of the date of that evaluation our disclosure controls and procedures are effective in timely alerting them to material information required to be included in our periodic SEC reports. It should be noted that the design of any systems of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

     There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date we carried out this evaluation.

                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.  None.

Item 2.  Changes in the Rights of the Company's Security Holders.  None.

Item 3.  Defaults by the Company on its Senior Securities.  None

Item 4. Submission of Matters to Vote of Security Holders. No matter was submitted to a vote of the Company's security holders for the quarter ended December 31, 2003.

Item 5.   Other Information.   None

Item 6(a). Exhibits.    31.1  Certification  by the Chief Executive  Officer
                        and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

                        32.1 Certification by the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Item 6(b). Reports on Form 8-K.  None.

                                    SIGNATURE

     In accordance with the requirements of the Exchange Act, the Company has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Dated:   February 24, 2004       SAVON TEAM SPORTS, INC.


                                 By     /s/  Michael L. Rubin, President
                                        Chief Executive Officer
                                        Principal Financial Officer
                                        Principal Accounting Officer