Form 10QSB
period 2004-03-31
SAVON TEAM SPORTS INC
filed 2004-05-26
CIK 1157564

U.S. SECURITIES AND EXCHANGE COMMISSION Washington,
                                   D.C. 20549


                                   FORM 10-QSB


             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                      For the quarter ended March 31, 2004

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                        Commission file number 333-68532


                             SAVON TEAM SPORTS, INC.
           (Name of Small Business Issuer as specified in its charter)

    Utah                                             87-06738911
    --------------------------------                 -------------------
    (State or other jurisdiction of                  (I.R.S. employer
    incorporation or organization                    identification No.)

                 5711 Buckingham Parkway, Culver City, CA 90230
                 ----------------------------------------------
                    (Address of principal executive offices)

         Registrant's telephone no., including area code: (310) 645-9680

            5039 South 1075 East, Ogden, UT 84402 Former name, former
                   address, and former fiscal year, if changed
                               since last report.

    Securities registered pursuant to Section 12(b) of the Exchange Act: None

    Securities registered pursuant to Section 12(g) of the Exchange Act: None

Indicate by check mark whether the registrant is an accelerated filer (as defined in rule 12b-2 of the Exchange Act). Yes___ No X


Check  whether  the Issuer  (1) has filed all  reports  required  to be filed by
Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days. (1) Yes X No ____. (2) Yes X No____.

Common Stock outstanding at May 24, 2004 - 52,470,750 shares of $.001 par value Common Stock.

                  DOCUMENTS INCORPORATED BY REFERENCE: NONE

                                   FORM 10-QSB

                       FINANCIAL STATEMENTS AND SCHEDULES
                             SAVON TEAM SPORTS, INC.


                      For the Quarter ended March 31, 2004


      The following financial statements and schedules of the registrant are submitted herewith:


                         PART I - FINANCIAL INFORMATION
                                                                         Page of
                                                                     Form 10-QSB
                                                                     -----------
Item 1. Financial Statements:

            Balance Sheets                                                     3

            Statements of Operations                                         4-5

            Statements of Stockholders Equity                                  6

            Statements of Cash Flows                                           7

            Notes to Condensed Financial Statements                            8

Item 2. Management's Discussion and Analysis of Financial Condition
        and Results of Operations                                             10

Item 3. Controls and Procedures, Evaluation of Disclosure Controls and
        Procedures                                                            14


                           PART II - OTHER INFORMATION

                                                                            Page
                                                                            ----

Item 1.     Legal Proceedings                                                 14

Item 2.     Changes in the Rights of the Company's Security Holders           14

Item 3.     Defaults by the Company on its Senior Securities                  14

Item 4.     Submission of Matters to Vote of Security Holders                 14

Item 5.     Other Information                                                 15

Item 6(a).  Exhibits                                                          15

Item 6(b).  Reports on Form 8-K                                               15

                             SAVON TEAM SPORTS, INC.
                          (A Development Stage Company)
                                 Balance Sheets


                                     ASSETS

                                                       March 31,     June 30,
                                                         2004          2003
                                                    ------------  ------------
                                                    (Unaudited)

CURRENT ASSETS

   Cash                                             $        486  $      9,762
                                                    ------------  ------------

   Total Current Assets                                      486         9,762
                                                    ------------  ------------

PROPERTY AND EQUIPMENT, NET                                2,562         3,537
                                                    ------------  ------------

   TOTAL ASSETS                                     $      3,048  $     13,299
                                                    ============  ============


                LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

  Accounts payable                                  $     11,067  $      3,628
  Note payable                                             9,035         2,250
  Interest payable                                            99            13
                                                    ------------  ------------

   Total Current Liabilities                              20,201         5,891
                                                    ------------  ------------

STOCKHOLDERS' EQUITY (DEFICIT)

  Preferred stock at $0.001 par value; authorized
   5,000,000 shares, no shares outstanding                     -             -
  Common stock at $0.001 par value; authorized
   100,000,000 shares, 7,157,000 and 7,057,000
   shares issued and outstanding, respectively             7,157         7,057
  Additional paid-in capital                             116,643       100,443
  Deficit accumulated during the development stage      (140,953)     (100,092)
                                                    ------------  ------------

   Total Stockholders' Equity (Deficit)                  (17,153)        7,408
                                                    ------------  ------------

   TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY
    (DEFICIT)                                       $      3,048  $     13,299
                                                    ============  ============

   The accompanying notes are an integral part of these financial statements.

                             SAVON TEAM SPORTS, INC.
                          (A Development Stage Company)
                            Statements of Operations
                                   (Unaudited)

                                                                                 From
                                     For the Three          For the Nine     Inception on
                                     Months Ended           Months Ended        June 28,
                                       March 31,             March  31,         2001 to
                                 --------------------  --------------------    March 31,
                                     2004      2003       2004     2003         2004
                                 ---------  ---------  ---------  ---------  ------------
REVENUES                         $       -  $       -  $   1,855  $       -  $      2,053

  COST OF SALES                          -          -      1,573          -         1,713
                                 ---------  ---------  ---------  ---------  ------------

  GROSS MARGIN                           -          -        282          -           340
                                 ---------  ---------  ---------  ---------  ------------

OPERATING EXPENSES
  Accounting                         1,107      2,392      6,671      2,392        25,414
  Advertising                            -          -         60          -           560
  Depreciation Expense                 325          -        975          -         1,338
  Consulting                         1,000          -      1,000          -         1,000
  Legal                              1,328        310      4,020        310        35,207
  Professional                       5,955      8,990      9,011     37,087        15,153
  Rent                                 900        900      2,700      2,700         9,900
  Salary                             1,200      1,200      3,600      3,600        13,200
  Transfer Agent                     1,046          -      1,507          -         4,610
  Web Site Development               1,263      1,360      1,891      2,660        23,091
  General and administrative           208         21        542         21         4,226
                                 ---------  ---------  ---------  ---------  ------------

   Total Operating Expenses         14,332     15,173     31,977     48,770       133,699
                                 ---------  ---------  ---------  ---------  ------------

LOSS FROM OPERATIONS               (14,332)   (15,173)   (31,695)   (48,770)     (133,359)

OTHER INCOME (EXPENSE)
  Gain on sale of
   available-for-sale securities         -      2,734          -      1,549         1,549
  Loss on extinguishment
    of debt                         (9,000)         -     (9,000)         -        (9,000)
  Interest income                        -         11          6         86            99
  Interest expense                     (99)       (36)      (172)       (58)         (242)
                                 ---------  ---------  ---------  ---------  ------------

  Total Other Income
    (Expense)                       (9,099)     2,709     (9,166)     1,577        (7,594)
                                 ---------  ---------  ---------  ---------  ------------

NET LOSS                         $ (23,431) $ (12,464) $ (40,861) $ (47,193) $   (140,953)
                                 ---------  ---------  ---------  ---------  ------------

   The accompanying notes are an integral part of these financial statements.

                             SAVON TEAM SPORTS, INC.
                          (A Development Stage Company)
                      Statements of Operations (Continued)
                                   (Unaudited)

                                                                                 From
                                     For the Three          For the Nine     Inception on
                                     Months Ended           Months Ended        June 28,
                                       March 31,             March  31,         2001 to
                                 --------------------  --------------------    March 31,
                                     2004      2003       2004     2003          2004
                                 ---------  ---------  ---------  ---------  ------------
NET LOSS                         $ (23,431) $ (12,464) $ (40,861) $ (47,193) $   (140,953)

OTHER COMPREHENSIVE
 LOSS

   Unrealized loss on
    available-for-sale
    securities                          -      (2,734)         -     (1,549)            -
                                 ---------  ---------  ---------  ---------  ------------

   Total Other
        Comprehensive Loss              -      (2,734)         -     (1,549)            -
                                 ---------  ---------  ---------  ---------  ------------

TOTAL COMPREHENSIVE
 LOSS                            $ (23,431) $ (15,198) $ (40,861) $ (48,742) $   (140,953)
                                 =========  =========  =========  =========  ============

BASIC LOSS PER SHARE             $   (0.00) $   (0.00) $   (0.01) $   (0.01)
                                 =========  =========  =========  =========

WEIGHTED AVERAGE
 NUMBER OF SHARES
 OUTSTANDING                     7,097,000  7,057,000  7,070,333  6,653,500
                                 =========  =========  =========  =========

   The accompanying notes are an integral part of these financial statements.

                             SAVON TEAM SPORTS, INC.
                          (A Development Stage Company)
                   Statements of Stockholders Equity (Deficit)

                                                                         Deficit
                                                                         Accumulated
                                      Common Stock           Additional  During the
                                     ---------------------    Paid-In    Development
                                      Shares     Amount       Capital       Stage
                                     ---------  ----------  -----------  -----------
Balance at inception on
 June 28, 2001                               -  $        -  $         -  $         -
Common stock issued to
  founder for cash at $0.0016
  per share                          6,250,000       6,250        3,750            -
Net loss from inception on
 June 28, 2001 through
 June 30, 2001                               -           -            -            -
                                     ---------  ----------  -----------  -----------
Balance, June 30, 2001               6,250,000       6,250        3,750            -

Capital contributed by shareholder           -           -        8,400            -
Net loss for the year ended
 June 30, 2002                               -           -            -      (46,335)
                                     ---------  ----------  -----------  -----------
Balance, June 30, 2002               6,250,000       6,250       12,150      (46,335)

Contributed capital for services
 rendered                                    -           -        8,400            -
October 2, 2002, common stock
 issued for cash at $0.10 per share    767,000         767       75,933            -
October 2, 2002, common stock
 issued for settlement of debt at
 $0.10 per share                        40,000          40        3,960            -
Net loss for the year ended
 June 30, 2003                               -           -            -      (53,757)
                                     ---------  ----------  -----------  -----------
Balance, June 30, 2003               7,057,000       7,057      100,443     (100,092)

Contributed capital for services
 rendered (Note 3) (unaudited)               -           -        6,300            -
February 24, 2004, common stock
 Issued for settlement of debt at
 $0.10 per share (unaudited)           100,000         100        9,900
Net loss for the nine months
 ended March 31, 2004
 (unaudited)                                 -           -            -      (40,861)
                                     ---------  ----------  -----------  -----------
Balance, March 31, 2004
 (unaudited)                         7,157,000  $    7,157  $   116,643  $  (140,953)
                                     =========  ==========  ===========  ===========

   The accompanying notes are an integral part of these financial statements.

                             SAVON TEAM SPORTS, INC.
                          (A Development Stage Company)
                            Statements of Cash Flows
                                   (Unaudited)

                                                                                 From
                                                         For the Nine        Inception on
                                                         Months Ended          June 28,
                                                            March 31,        2001 Through
                                                    -----------------------    March 31,
                                                        2004        2003         2004
                                                    -----------  ----------  -----------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                            $   (40,861) $  (47,193) $  (140,953)
Adjustments to reconcile net loss to net cash
 used by operating activities:
  Depreciation expense                                      975           -        1,338
  Gain on sale of available-for-sale securities               -      (1,549)      (1,549)
  Contributed capital for services rendered               6,300      (6,300)      23,100
  Loss on extinguishments of debt                         9,000           -        9,000
  Common stock issued for services                            -       4,000            -
Changes in operating assets and liabilities:
   Increase in prepaid asset                                  -      (1,400)           -
  (Decrease) increase in accounts payable and
   accrued expenses                                       8,525     (11,270)      16,166
  (Decrease) increase in accounts payable-
     related party                                            -     (11,500)           -
                                                    -----------  ----------  -----------
  Net Cash Used by Operating Activities                 (16,061)    (62,612)     (92,898)
                                                    -----------  ----------  -----------
CASH FLOWS FROM INVESTING ACTIVITIES
  Payments on loan receivable                               665           -          665
  Website development costs                                   -           -       (3,900)
  Loan receivable                                          (665)          -         (665)
  Proceeds on sale of available-for-sale securities           -      12,184       12,184
  Purchase of available-for-sale securities                   -     (10,635)     (10,635)
                                                    -----------  ----------  -----------
   Net Cash Used by Investing Activities                      -      (1,549)      (2,351)
                                                    -----------  ----------  -----------
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from note payable                               11,035           -       16,035
Payments on note payable                                 (4,250)          -       (7,000)
Common stock issued for cash                                  -      76,700       86,700
                                                    -----------  ----------  -----------
  Net Cash Provided by Financing Activities               6,785      76,700       95,735
                                                    -----------  ----------  -----------
NET INCREASE (DECREASE) IN CASH                          (9,276)     15,637          486
CASH AT BEGINNING OF PERIOD                               9,762          14            -
                                                    -----------  ----------  -----------
CASH AT END OF PERIOD                               $       486  $   15,651  $       486
                                                    ===========  ==========  ===========
SUPPLEMENTAL CASH FLOW INFORMATION
CASH PAID FOR:
Interest                                            $       172  $       58  $       143
Income taxes                                        $       267  $        -  $       566
SCHEDULE OF NON-CASH FINANCING ACTIVITIES
Common stock issued for settlement of debt          $    10,000  $    4,000  $    14,000
Contributed capital for services rendered           $     6,300  $    6,300  $    23,100

   The accompanying notes are an integral part of these financial statements.

                             SAVON TEAM SPORTS, INC.
                          (A Development Stage Company)
                        Notes to the Financial Statements
                        March 31, 2004 and June 30, 2003

NOTE 1 -  CONDENSED FINANCIAL STATEMENTS

          The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at March 31, 2004 and for all periods presented have been made.

          Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's June 30, 2003 audited financial statements. The results of operations for period ended March 31, 2004 is not necessarily indicative of the operating results for the full years.

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

                             SAVON TEAM SPORTS, INC.
                          (A Development Stage Company)
                        Notes to the Financial Statements
                        March 31, 2004 and June 30, 2003

NOTE 3 -  CAPITAL CONTRIBUTIONS

          During the nine months ended March 31, 2004, an officer of the Company contributed capital to the Company of $6,300 for wages and office rent expenses.

NOTE 4 -  RELATED PARTY TRANSACTIONS

          The Company purchases items for resale from Savon Sporting Goods, a company run by the Company's President.

NOTE 5 -  SUBSEQUENT EVENTS

          On May 20, 2004, the majority shareholder of the Company, sold 5,530,000 shares of his common stock of the Company to the equity holders of Find Ventures, LLC ("Fine Ventures"), a Delaware limited liability company. The shares were sold for $10,000.

          The Company entered into and closed an Exchange Agreement with Fine Ventures, pursuant to which the Company issued 45,313,750 shares of its common stock to the equity holders of Fine Ventures. The Company's directors will resign and the directors of Fine will be appointed as the new directors of the Company. This transaction will be accounted for as a reverse acquisition. Fine Venture will be treated as the acquiring entity for accounting purposes and the Company will be the surviving entity for legal purposes.

          On May 20, 2004 the Company entered into a stock purchase agreement with Small World Toys, a California corporation. The Company agreed to pay at total of $7,200,000 for all of the outstanding shares of Small World Toys.

          To fund the  purchase of Small  World  Toys,  the Company has signed a note in the amount of $5,000,000. The note bears interest at 10%, with interest only payments due on a quarterly basis. The entire principle of the note is due on May 20, 2009. This note is secured by all the issued and outstanding shares of the Company.

          To fund the remaining $2,200,000 of the purchase, the Company has signed three promissory notes with one of the sellers of Small World Toys. The notes will bear interest at a rate of 5% and principles and maturities as follows: $500,000 note, due on November 20, 2004, $1,000,000 note due on December 20, 2004, and $700,000 note due on May 20, 2006. These notes are secured by a security interest in shares of Small World Toys.

                                     ITEM 2
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

     Savon Team Sports, Inc. ("Savon") was organized on June 28, 2001, under the laws of the State of Utah to sell sporting goods over the internet. Our business operations generated limited revenues and we have operated at a loss since our inception. Our Board of Directors determined that it would be in the best interest of Savon's shareholders to consider alternative business operations. On May 20, 2004, Savon acquired Fine Ventures, LLC, ("Fine Ventures") a Delaware limited liability company and Small World Toys, a California corporation. As a result of these acquisitions, we have had a change of our management, our controlling shareholders, our financial position and our business plan, all of which are further described below. As a result of these recent changes in the fundamental business operations and financial position of Savon, the unaudited financial statements for the quarter ended March 31, 2004 included in this Form 10-QSB are not indicative of future operations. Management's discussion and analysis of financial condition and results of operations, which is based upon the attached financial statements, does not provide meaningful information about our future operations.

     As a result of the acquisitions of Fine Ventures and Small World Toys, Savon is now engaged in the toy business. Small World Toys is a manufacturer and supplier of high quality toys and educational products for children 3 months to 10 years of age. We may consider acquiring additional toy and educational product companies.

Results of Operations

Three months and Nine months ended March 31, 2004

     Revenues and Costs of Sales. Savon has been considered a development stage company since its inception. Savon has had limited revenues since its inception and no revenues for the three months ended March 31, 2004 or March 31, 2003. For the nine months ended March 31, 2004, Savon had total revenues of $1,855 and total cost of sales of $1,573. For the nine months ended March 31, 2003, Savon had no revenues. The inability of Savon to generate revenues led its management to determine that Savon should consider an alternative business plan. According, on May 20, 2004, Savon acquired Fine Ventures and is

     General and Administrative Expense. Total operating expenses for the three months ended March 31, 2004 were $ 14,332, compared with $15,173 for the three months ended March 31, 2003. in the prior year period. These expenses included accounting, legal, and transfer agent expenses. It also included expensed related to the development of Savon's web site. We also recorded $900 in rental expenses and $1,200 in salary expenses for the use of office space in Michael Rubin's home and his services as sole officer. Total operating expenses for the nine months ended March 31, 2004 were $31,977, compared with $48,770 in the prior year period. The primary cause of the decrease in expenses was the reduction in professional fees for the nine months ended March 31, 2004 compared to the nine months ended March 31, 2003.

     Our net loss from operations for the three months ended March 31, 2004 was $14,332 compared to $15,173 for the three months ended December 31, 2002. Our net loss from operations for the nine months ended March 31, 2004 was $31,695 compared to $48,770 for the nine months ended March 31, 2003. For the three months ended March 31, 2004, we had a $9,000 loss attributed to the extinguishment of debt. Our total loss for the three months ended March 31, 2004, was $23,431 compared to $12,464 for the three months ended March 31, 2003. Our total loss for the nine months ended March 31, 2004, was $40,861 compared to $47,193 for the nine months ended March 31, 2003.

Liquidity and Capital Resources

     To date, Savon has financed its operations primarily through the sale of its common stock for cash, through capital contributed by its principal officer, and through loans. At March 31, 2004, we had current assets of $486 consisting of $486 in cash. At March 31, 2004 we had total assets of $3,048. At March 31, 2004, we had total and current liabilities of $20,201 consisting of accounts payable - $11,067 and a note payable - $9,035.

     Net cash used by operating activities in the nine months ended March 31, 2004 totaled $16,061, compared to $62,612 for the nine months ended March 31, 2003. Net cash provided by financing activities for the nine months ended March 31, 2004 was $6,785 compared to $76,700 for the nine months ended March 31, 2003.

     Savon's accompanying financial statements include a going concern qualification because Savon does not have significant cash or other material assets, nor has it established sufficient revenues to cover its operating costs and allow it to continue. As the result of the acquisition of Fine Ventures and our change of business direction, we anticipate that we will have positive cash flow during subsequent quarters from the sale of toys and educational products. However, one time acquisition costs attributed to the Fine Ventures acquisition may result in an operation loss for the current quarter.

     On May 20, 2004, we borrowed $5,000,000 for use as a down payment on the purchase of Small World Toys. The loan is due on May 20, 2009 and accrues interest at the rate of 10 percent per annum. The loan is secured by the shares of Small World. We also issued promissory notes totaling an aggregate amount of $2,200,000 as part of the consideration paid for the Small World shares we acquired on May 20, 2004.

     In order to fulfill our business plan of effecting additional acquisitions, we will need to raise additional capital.

Plan of Operation

     As the result of our acquisition of Fine Ventures and Small World Toys on May 20, 2004, we are now engaged in the business of manufacturing and selling toys and educational products.

Small World Toys

     Small World Toys (Small World ) is a leading manufacturer and supplier of high quality toys and educational products for children 3 months to 10 years of age. Founded in 1962, Small World started out as a U.S Distributor for Asian and European branded products. Over the years, the company began to develop its own, proprietary brands. Currently, Small World manufactures markets and distributes branded product lines in 5 major categories such as Infant/Toddler, Early Learning, Imaginative play, Active Play and Puzzles/Games. These products are marketed under the brands IQ Baby, Puzzibilities, Ryan's Room and Small World Kids. The company also retains exclusive rights in the U.S for specialty channel distribution for companies with products in Science and Nature, Music, Arts and Crafts and Vehicle toys under brands such as, Little Tikes, Gertie, and Tolo. Small World has been profitable for the past 39 of its 40 years of operation. Small World sells its products in over 3,000 locations including Babies-R-Us, educational channels, chain stores and specialty locations.

Product Overview

     Small World's product line features toys for children ages 0-10 with a focus upon promoting discovery and imagination. Small World's complete product line includes the following brands which offer a variety of toys for all age groups including:

     IQ Baby - Designed for children from birth and up, the IQ Baby line are soft toys that invite exploration, encourage discovery and grow with infants as they learn.

     Small World Kids - Designed for pre-school and up, Small World Kids offers classic toys that inspire discovery and imagination, fostering valuable development skills kids will use for a lifetime.

     Ryan's Room - Classic wood toys that inspire discovery and imagination, fostering valuable development skills kids will use for a lifetime, designed for age 1 and up.

     Puzziblities - A comprehensive wood puzzle system with four progressive levels to match a child's age and developmental abilities.

     Little Tikes (Exclusive distribution agreement in the Specialty channel) - High quality well-known brands of products in the infant and pre-school categories.

     TOLO (Exclusive distribution agreement) - Toys for infants and toddlers that guarantee fun plus fine and gross motor skill development, critical thinking, sensory development, cause and effect and open ended play.

     All About Baby (Exclusive distribution agreement) - Wide selection of dolls and accessories specially designed to last through many years of love and care.

     Gertie (Exclusive distribution agreement) - An award-winning line of balls for all ages.

     Cafeplay (Exclusive distribution agreement) - A cooking line for ages 5 and up.

Terms of Acquisition of Fine Ventures, LLC.

     Immediately prior to our acquisition of Fine Ventures we had 7,157,000 shares of common stock issued and outstanding. We issued 45,313,750 shares of our common stock to the owners of Fine Ventures in exchange for their membership interests in Fine Venture. Accordingly, we now have 52,470,750 shares of our common stock issued and outstanding. Our president, Michael Rubin sold 5,530,000 of his shares of Savon common stock to the owners of Fine Ventures in connection with the acquisition transaction. As a result of these acquisitions, our five percent or greater shareholders are currently as follows:

  Name                                         Shares Owned      Percentage
                                               ------------      ----------
  Russell and Debra Fine as
  Co-Trustees of the Fine Family Trust          15,158,556         28.89%

  SWT Investments, LLC                          16,976,728         32.25%

  Phoenix Capital Opportunity Fund, LP           7,545,212         14.38%

  David Marshall, Inc.                          10,785,993         20.56%

Terms of Acquisition of Small World Toys

     We acquired the outstanding shares of Small World Toys for a total purchase price of $7,200,000, of which we paid $5,000,000 in cash and we delivered three promissory notes for an aggregate amount of $2,200,000. One of the notes, in the amount of $500,000, is payable on November 20, 2004. A second note, in the amount of $1,000,000 is payable on December 20, 2004, and the remaining note, in the amount of $700,000, is payable on May 20, 2006.

Change of Management

     Subsequent to the May 20, 2004, the time of execution of this Form 10-QSB, our officers and directors resigned and in their place, affiliates of our new controlling shareholders were appointed as the officers and directors of Savon. A Form 8-K will be filed in connection therewith.

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

                         ITEM 3. CONTROLS AND PROCEDURES
               EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

     (a)Evaluation of Disclosure Controls and Procedures. Based on their evaluations as of March 31, 2004, the principal executive officer and principal financial officer of the Company have concluded that the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act) are effective to ensure that information required to be disclosed by the Company in reports that the Company files or submits under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC.

     (b) Changes in Internal Controls. There were no significant changes in the Company's internal controls over financial reporting or in other factors that could significantly affect these internal controls subsequent to the date of their most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                           PART II - OTHER INFORMATION

Item 1. Legal Proceedings.  None.

Item 2. Changes in the Rights of the Company's Security Holders.  None.

Item 3. Defaults by the Company on its Senior Securities.  None

Item 4. Submission of Matters to Vote of Security Holders. No matter was submitted to a vote of the Company's security holders for the quarter ended March 31, 2004.

Item 5.    Other Information.   None

Item 6(a). Exhibits. 31. Certification by the Chief Executive  Officer and Chief
                     Financial  Officer   pursuant   to   Section   302  of  the
                     Sarbanes-Oxley Act of 2002.

                     32. Certification by the Chief Executive  Officer and Chief
                     Financial  Officer   pursuant   to   Section   906  of  the
                     Sarbanes-Oxley Act of 2002.

Item 6(b). Reports on Form 8-K.  None.

                                    SIGNATURE

        In accordance with the requirements of the Exchange Act, the Company has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Dated:   May 20, 2004                 SAVON TEAM SPORTS, INC.


                                      By  /s/ Michael Rubin
                                          Chief Executive Officer and
                                          Chief Financial Officer