Form 10QSB
period 2004-06-30
SMALL WORLD KIDS INC
filed 2004-08-23
CIK 1157564

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

(MARK ONE)

|X| QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2004

|_|   TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE EXCHANGE ACT

FOR THE TRANSITION PERIOD FROM                 TO

                        COMMISSION FILE NUMBER 333-68532

                             SMALL WORLD KIDS, INC.
        (Exact name of small business issuer as specified in its charter)

             NEVADA                                             86-06738911
(State or other jurisdiction of                               (I.R.S. Employer
 incorporation or organization)                             Identification No.)

             5711 BUCKINGHAM PARKWAY, CULVER CITY, CALIFORNIA 90230
                    (Address of principal executive offices)

                             (310) 645-9680 Issuer's
                                telephone number:

   SAVON TEAM SPORTS, INC.; 5039 SOUTH 1075 EAST, OGDEN, UTAH, 84403; JUNE 30 (Former Name or Former Address and Former Fiscal Year, if changed since last year)

      State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 52,470,750 common shares as of August 16, 2004.

           Transitional Small Business Disclosure Format (check one):

                               Yes |_|    No |X|

================================================================================

                                   FORM 10-QSB

                                TABLE OF CONTENTS

PART I.   FINANCIAL INFORMATION

          ITEM 1.   Condensed Consolidated Financial Statements

                    Condensed Consolidated Balance Sheets as of June 30, 2004 (unaudited) and            3
                    December 31, 2003

                    Condensed Consolidated Statements of Operations for the Three Months and Six
                    Months Ended June 30, 2004 and June 30, 2003 (unaudited)                             5

                    Condensed Consolidated Statements of Cash Flows for the Six Months Ended
                    June 30, 2004 and June 30, 2003 (unaudited)                                          7

                    Condensed Consolidated Statements of Shareholders' Equity (Deficit) for the
                    Three Months and Six Months Ended June 30, 2004  (unaudited)                         8

                    Notes to Condensed Consolidated Financial Statements for the Three Months and
                    Six Months Ended June 30, 2004 and June 30, 2003 (unaudited)                         9

          ITEM 2.   Management's Discussion and Analysis of Financial Condition and Results of          15
                    Operations

          ITEM 3.   Controls and Procedures                                                             25

PART II.  OTHER INFORMATION                                                                             26

          ITEM 1.   Legal Proceedings                                                                   26

          ITEM 2.   Changes in Securities and Small Business Issuers of Equity Securities               26

          ITEM 4.   Submission of Matters to a Vote of Security Holders                                 26

          ITEM 5.   Other Information                                                                   26

          ITEM 6.   Exhibits and Reports on Form 8-K                                                    26


                             SMALL WORLD KIDS, INC.
                       (FORMERLY SAVON TEAM SPORTS, INC.)

                         PART 1 - FINANCIAL INFORMATION

Item 1.  Financial Statements


                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                                  JUNE 30,     DECEMBER 31,
                                                                                   2004            2003
                                                                                               (PREDECESSOR)
                                                                               ------------    ------------
                                                                               (UNAUDITED)
                                  ASSETS
CURRENT ASSETS:
   Cash                                                                        $     86,113    $     24,202
   Receivables, net                                                               8,463,115       4,723,364
   Inventory                                                                      3,882,914       4,220,244
   Prepaid expenses and other assets                                                826,188       1,110,469

                                                                               ------------    ------------
        TOTAL CURRENT ASSETS                                                     13,258,330      10,078,279

PROPERTY AND EQUIPMENT, net                                                         350,631         369,006
INTANGIBLE ASSETS:
   Goodwill                                                                       2,316,176              --
   Tradenames                                                                     1,651,444              --
   Customer List                                                                    830,667              --
   Non-Compete Agreement                                                            138,444              --
OTHER ASSETS                                                                        310,573         351,029
                                                                               ------------    ------------
                                                                               $ 18,856,265    $ 10,798,314
                                                                               ============    ============

              LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
   Accounts payable                                                            $  1,821,062    $  2,859,229
   Accrued liabilities                                                              973,278         892,886
   Notes payable, bank                                                            8,400,000       2,900,000
   Notes payable to former shareholder, Small World Toys                          1,587,500         512,394
   Other current liabilities                                                          7,149          49,349
                                                                               ------------    ------------
        TOTAL CURRENT LIABILITIES                                                12,788,989       7,213,858

LONG TERM DEBT:
   Bridge Loan, SWT, LLC (related party)                                          5,000,000              --
   Notes payable to former shareholder, Small World Toys                            612,500         171,329
                                                                               ------------    ------------
            TOTAL LONG TERM DEBT                                                  5,612,500         171,329
DEFERRED TAX LIABILITY                                                            1,060,000              --

SHAREHOLDERS' EQUITY (DEFICIT):
   Common shares, $.001 par value; 100,000,000 shares authorized and issued;
     52,470,750 shares outstanding as of June 30, 2004 and
     7,057,000 as of December 31, 2003                                               11,237          10,000



   Additional paid-in capital                                                            --              --
   (Accumulated deficit) retained earnings                                         (616,461)      3,403,127
                                                                               ------------    ------------

        TOTAL SHAREHOLDERS' EQUITY (DEFICIT)                                       (605,224       3,413,127
                                                                               ------------    ------------
                                                                               $ 18,856,265    $ 10,798,314
                                                                               ============    ============


            SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                             SMALL WORLD KIDS, INC.
                       (FORMERLY SAVON TEAM SPORTS, INC.)

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                   For the Periods of April 1, 2004 to May 20,
                       2004 (Predecessor), May 21, 2004 to
                     June 30, 2004 (Successor) and the Three
                           Months Ended June 30, 2003
                                   (unaudited)

                                                          (INCEPTION)
                                            APRIL 1,      MAY 21, 2004    THREE MONTHS
                                           2004 - MAY       -JUNE 30,      ENDED JUNE
                                            20, 2004          2004           30,2003
                                          (PREDECESSOR)    (SUCCESSOR)    (PREDECESSOR)
                                          ------------    -------------   ------------
NET SALES                                 $  3,739,714    $   1,659,987   $  5,099,954

COST OF SALES                                2,129,093          893,870      2,894,643
                                          ------------    -------------   ------------
GROSS PROFIT                                 1,610,621          766,117      2,205,311
                                          ------------    -------------   ------------

OPERATING EXPENSES:
   Selling, general and administrative       1,660,966        1,172,438      2,107,649
   Research and development                    125,428          129,779        190,723
   Amortization of intangibles                      --           29,445             --
                                          ------------    -------------   ------------
     Total operating expenses                1,786,394        1,331,662      2,298,372
                                          ------------    -------------   ------------

   Operating loss                             (175,773)        (565,545)       (93,061)

OTHER INCOME                                     5,600           56,369         73,060

INTEREST EXPENSE                               (12,752)        (103,642)       (73,853)
                                          ------------    -------------   ------------
   Loss before benefit for income taxes       (182,925)        (612,818)       (93,854)
                                          ------------    -------------   ------------

BENEFIT (PROVISION) FOR INCOME TAXES             4,703           (3,643)            --
                                          ------------    -------------   ------------
NET LOSS                                  $   (178,222)   $    (616,461)  $    (93,854)
                                          ------------    -------------   ------------
LOSS PER COMMON SHARE
  (Note 3):
   Basic                                  $     (17.82)   $       (0.01)  $      (9.38)
   Diluted                                      (17.82)           (0.01)         (9.38)

WEIGHTED AVERAGE NUMBER OF SHARES
   OUTSTANDING
   Basic                                        10,000      52,470,750          10,000
   Diluted                                      10,000      52,470,750          10,000


            SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                             SMALL WORLD KIDS, INC.
                       (FORMERLY SAVON TEAM SPORTS, INC.)

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    For the Periods of January 1, 2004 to May
                     20, 2004 (Predecessor), May 21, 2004 to
                      June 30, 2004 (Successor) and the Six
                           Months Ended June 30, 2003
                                   (unaudited)


                                                           (INCEPTION)
                                            JANUARY 1,     MAY 21, 2004     SIX MONTHS
                                               2004 -       - JUNE 30,        ENDED
                                           MAY 20, 2004        2004       JUNE 30, 2003
                                           (PREDECESSOR)   (SUCCESSOR)    (PREDECESSOR)
                                           ------------    ------------    ------------
NET SALES                                  $ 10,336,500    $  1,659,987    $ 10,499,172

COST OF SALES                                 5,780,780         893,870       5,883,598

                                           ------------    ------------    ------------
GROSS PROFIT                                  4,555,720         766,117       4,615,574
                                           ------------    ------------    ------------

OPERATING EXPENSES:
   Selling, general and administrative        4,341,565       1,172,438       4,404,569
   Research and development                     373,034         129,779         409,340
   Amortization of intangibles                       --          29,445              --
                                           ------------    ------------    ------------
     Total operating expenses                 4,714,599       1,331,662       4,813,909
                                           ------------    ------------    ------------

   Operating loss                              (158,879)       (565,545)       (198,335)

OTHER INCOME                                     81,850          56,369         139,449

INTEREST EXPENSE                                (61,475)       (103,642)       (131,762)

                                           ------------    ------------    ------------
   Loss before benefit for income taxes        (138,504)       (612,818)       (190,648)
                                           ------------    ------------    ------------

BENEFIT (PROVISION) FOR INCOME TAXES              3,643          (3,643)             --

                                           ------------    ------------    ------------
NET LOSS                                   $   (134,861)   $   (616,461)   $   (190,648)
                                           ------------    ------------    ------------

LOSS PER COMMON SHARE
 (Note 3):
   Basic                                   $     (13.49)   $      (0.01)   $     (19.06)
   Diluted                                       (13.49)          (0.01)         (19.06)

WEIGHTED AVERAGE NUMBER OF SHARES
   OUTSTANDING
   Basic                                         10,000      52,470,750          10,000
   Diluted                                       10,000      52,470,750          10,000


                                        SMALL WORLD KIDS, INC.
                                  (FORMERLY SAVON TEAM SPORTS, INC.)
                            CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                      INCREASE (DECREASE) IN CASH


                                                                            (INCEPTION)
                                                             JANUARY 1,     MAY 21, 2004   SIX MONTHS
                                                                2004 -       - JUNE 30,    ENDED JUNE
                                                            MAY 20, 2004       2004         30, 2003
                                                            (PREDECESSOR)   (SUCCESSOR)   (PREDECESSOR)
                                                            ------------    -----------    -----------
OPERATING ACTIVITIES:
   Net loss                                                 $   (134,861)   $  (616,461)   $  (190,648)
   Adjustments to reconcile net loss to
     net cash used in operating activities:
        Depreciation and amortization                             62,325         43,530         77,670
   Increase (decrease) from changes in:
        Receivables                                           (3,507,170)      (232,581)    (2,207,664)
        Inventories                                            1,445,781)    (1,108,451)      (296,228)
        Prepaid expenses and other assets                        182,695        101,586       (784,771)
        Accounts payable                                      (2,052,019)       440,604       (260,636)
        Accrued liabilities                                      (56,155)       136,547       (471,725)
        Other                                                     66,584            777        397,287
                                                            ------------    -----------    -----------
     Net cash used in operating activities                    (3,992,820)    (1,234,449)    (3,736,715)
                                                            ------------    -----------    -----------

INVESTING ACTIVITIES
   Purchases of property and equipment                           (81,372)       (53,055)       (95,946)
   Cash for stock in Small World Toys, less
        cash acquired                                                 --     (4,926,838)            --
                                                            ------------    -----------    -----------
   Net cash used in investing activities                         (81,372)    (4,979,438)       (95,946)
                                                            ------------    -----------    -----------

FINANCING ACTIVITIES:
   Net borrowings against line of credit                       4,200,000      1,300,000      4,000,000
    Proceeds from Bridge loan, SWT, LLC                               --      5,000,000             --
   Dividends to former shareholder                               (76,392)            --       (295,442)
   Bank overdraft                                                     --             --          1,724
                                                            ------------    -----------    -----------
   Net cash provided by financing
     activities                                                4,123,607      6,300,000      3,706,282
                                                            ------------    -----------    -----------

NET INCREASE  (DECREASE) IN CASH                                  49,415         86,113       (126,379)

Cash, beginning of period                                         24,202             --        126,379
                                                            ------------    -----------    -----------

Cash, end of period                                         $     73,617    $    86,113    $        --
                                                            ============    ===========    ===========

Non cash investing activities - notes
   payable to former shareholder of SWT as
   part of acquisition price                                $         --    $ 2,200,000    $        --
Cash payments for interest                                       (70,462)       (11,860)        72,396
Cash payments for taxes                                               --         (1,100)       201,808


                       SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.



                                     SMALL WORLD KIDS, INC.
                               (FORMERLY SAVON TEAM SPORTS, INC.)

              CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)


                                                          COMMON       ADDITIONAL
                                       COMMON             SHARES        PAID-IN      ACCUMULATED
                                        SHARES            AMOUNT        CAPITAL       DEFICIT
                                      ----------        ----------     ----------    ----------
BALANCE, December 31, 2003                    --        $       --     $   11,237    $  (45,793)
 Net loss, January 1, 2004 to May
    21, 2004                                  --                --             --       (37,767)
 Issuance of common shares in
 recapitalization transaction
 Note 4)                              45,313,750            11,237        (11,237)           --
                                                                                              2)
 Issuance of common shares for cash
 (Note 4)                              7,157,000                --             --            --
 Net loss, May 21, 2004 to June 30,
  2004                                        --                --             --      (532,901)
                                      ----------        ----------     ----------    ----------
BALANCE, June 30, 2004                52,470,750        $   11,237     $       --    $ (616,461)
                                      ==========        ==========     ==========    ==========


                   SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                             SMALL WORLD KIDS, INC.
                       (FORMERLY SAVON TEAM SPORTS, INC.)

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2004

NOTE 1.           BASIS OF CONSOLIDATION

                  As a result of the May 20, 2004 transactions detailed in Notes 2 & 4, we have had a change of our management, our controlling shareholders, our financial position and our business plan. Small World Kids (formerly SavOn Team Sports, Inc.) ("Small World" or "the Company") became a holding company and has no significant business operations or assets other than its interest in Small World Toys, Inc. ("Small World Toys" or "SWT"). Since Small World Kids had no significant business operations or assets prior to the May 20, 2004 transactions detailed in Item 2, presenting comparative periods would be meaningless. As such, the comparative financial statements presented are those of Small World Toys.

                  The accompanying condensed consolidated statements of operations include, for the six months ended June 30, 2004, the results of operations of Small World Toys, Inc. (the accounting predecessor company) for the period from January 1, 2004 to May 20, 2004 and the consolidated results of Small World Kids, Inc. from May 21, 2004 to June 30, 2004, including the expenses incurred since inception of $83,560. These expenses are combined since from the inception until the recapitalization (Note 4), Fine Ventures, LLC operations were immaterial.

                  The accompanying condensed consolidated statements of operations include, for the three months ended June 30, 2004, the results of operations of Small World Toys, Inc. (the accounting predecessor company) for the period from April 1, 2004 to May 20, 2004 and the consolidated results of Small World Kids, Inc. from May 21, 2004 to June 30, 2004. These expenses are combined since from the inception until the recapitalization (Note 4), Fine Ventures, LLC operations were immaterial.

                  In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments (which include only normal recurring accruals) necessary to present fairly our financial position as of June 30, 2004, the results of our operations for the three and six month periods ended June 30, 2004 and June 30, 2003, and cash flows for the six months ended June 30, 2004 and June 30, 2003. These results have been determined on the basis of accounting principles generally accepted in the United States of America. We filed audited financial statements for Small World Toys for the years ended December 31, 2003 and December 31, 2002 on Form 8-K, filed with the SEC on June 4, 2004 and amended on June 16, 2004 and August 23, 2004, which includes all such information and disclosures and, accordingly, should be read in conjunction with the financial information included herein.

                  The results of operations for the three and six months ended June 30, 2004 are not necessarily indicative of the results expected for any other period or for the entire year.

NOTE 2.           ACQUISITION OF SMALL WORLD TOYS

                  On May 20, 2004, Small World Kids acquired all of the issued and outstanding equity interests of Small World Toys. We acquired Small World Toys to be the platform company that will provide a strong, profitable financial base, well-known and respected brands, long-standing retail relationships and strong operating experience. This base will provide the infrastructure from which to acquire additional companies, products and brands. Acquisition targets will be chosen to create synergies in operations, production and distribution without cannibalizing sales. The strategy is to grow the entity into a strong, branded company. The results of Small World Toys are included in the Statement of Operations for the combined entity for the period of May 21, 2004 to June 30, 2004.

                  As consideration for the SWT Shares, Small World Kids paid an aggregate sum of $7,200,000, delivered as follows; (i)
                  $5,000,000 in cash; and (ii) $2,200,000 in the form of a $500,000 six month promissory note, a $1,000,000 seven month promissory note, and a two year promissory note, payable in quarterly installments commencing April 2005 with a minimum payment of $700,000 and a maximum of $1,500,000, if certain sales targets are achieved. The contingent payout of $800,000 will be recorded as goodwill, if the certain sales targets are achieved. The total purchase price allocated to assets and liabilities was based upon estimated fair market values obtained through an independent valuation. This allocation included the recording of approximately $2,650,000 to identifiable intangible assets (including $840,000 to customer list to be amortized over 10 years, $1,670,000 to tradenames to be amortized over 10 years, and $140,000 to non-compete agreement to be amortized over the length of the agreement or 3 years) and $2,316,176 to goodwill, including $584,487 of acquisition related out of pocket costs and $1,060,000 of deferred tax liability.

                  A condensed, unaudited balance sheet reflecting the acquired assets and liabilities assumed as of the date of acquisition of Small World Toys was as follows:

                  Cash                                                $   73,617
                  Accounts receivable and other receivables            8,321,137
                  Inventory, prepaids and other current assets         3,864,882
                  Property and equipment, net                            311,660
                  Other long term assets                                  57,326
                   Intangible assets                                   4,966,176
                                                                      ----------
                  Total assets                                        17,594,798
                                                                      ----------

                  Accounts payable and accrued expenses                1,650,311
                  Revolving line of credit                             7,100,000
                   Deferred tax liability                              1,060,000
                                                                      ----------
                  Total liabilities                                    9,810,311
                                                                      ----------

                  Net - purchase price                                $7,784,487
                                                                      ==========

                  The following table shows the results of operations for the quarter ended June 30, 2004 and the six months ended June 30, 2004 as if the business combination had been completed as of the beginning of each period presented.


                                            THREE MONTHS        SIX MONTHS
                                           ENDED JUNE 30,       ENDED JUNE 30,
                                                2004               2004
                                          -----------------  -----------------
                  NET SALES               $      5,399,701   $     11,996,487

                  NET LOSS                        (756,095)          (787,150)

                  LOSS PER COMMON SHARE              (0.01)             (0.02)


NOTE 3.           COMPUTATION OF LOSS PER SHARE

                  We account for our earnings per share in accordance with SFAS No. 128, which requires presentation of basic and diluted earnings per share. Basic earnings per share are computed by dividing income or loss available to common shareholders by the weighted average number of common shares outstanding for the reporting period. Diluted earnings per share reflect the potential dilution that could occur if securities or other contracts, such as stock options, to issue common stock were exercised or converted into common stock.

                  Earnings per share have been computed as follows:


                                                             APRIL 1,      MAY 21,    THREE MONTHS
                                                              2004 -        2004         ENDED
                                                              MAY 20,     -JUNE 30,     JUNE 30,
                                                               2004         2004          2003
                                                          (PREDECESSOR)  (SUCCESSOR)  (PREDECESSOR)
                                                          -------------  -----------  -------------

                  NET LOSS                                $    (178,222) $  (616,461) $     (93,854)
                  Basic weighted average number of
                     common shares outstanding                   10,000   52,470,750         10,000
                  Dilutive effect of stock options                   --           --             --
                                                          -------------  -----------  -------------
                  Diluted weighted average number of             10,000   52,470,750         10,000
                     common shares outstanding            =============  ===========  =============
                  Basic loss per share                    $      (17.82) $     (0.01) $       (9.38)
                                                          =============  ===========  =============
                  Diluted loss per share                  $      (17.82) $     (0.01) $       (9.38)
                                                          =============  ===========  =============

                  For  the  period  ended  June  30,  2004,   all  options  were
                  considered  to be  anti-dilutive  and were not included in the calculations of earnings per share.


                                                            JANUARY 1,     MAY 21,     SIX MONTHS
                                                              2004 -         2004         ENDED
                                                             MAY 20,      -JUNE 30,     JUNE 30,
                                                               2004          2004         2003
                                                          (PREDECESSOR)  (SUCCESSOR)  (PREDECESSOR)
                                                          -------------  -----------  -------------

                  NET LOSS                                $    (134,861) $  (616,461) $    (190,648)
                  Basic weighted average number of
                     common shares outstanding                   10,000   52,470,750         10,000
                  Dilutive effect of stock options                   --           --             --
                                                          -------------  -----------  -------------
                  Diluted weighted average number of             10,000   52,470,750         10,000
                     common shares outstanding            =============  ===========  =============
                  Basic loss per share                    $      (13.49) $     (0.01) $      (19.06)
                  Diluted loss per share                  $      (13.49) $     (0.01) $      (19.06)
                                                          =============  ===========  =============


                  For  the  period  ended  June  30,  2004,   all  options  were
                  considered to be anti-dilutive and were not included in the calculations of earnings per share.


NOTE 4.           ISSUANCE OF COMMON SHARES

                  On May 20, 2004, we issued 45,313,750 shares of our common stock (accounted as a recapitalization) in exchange for all of the equity interests of Fine Ventures, LLC and issued 7,157,000 of our common stock in exchange for the equity interests of Savon Team Sports, Inc. ("STS") (see May 20, 2004 Transactions under Management's Discussion and Analysis of Financial Condition and Results of Operations).


NOTE 5.           STOCK OPTIONS

                  As permitted by SFAS No. 123, "Accounting for Stock-Based Compensation," the stock options granted are accounted for under the intrinsic value recognition and measurement principles of APB Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations.

                  Stock options are granted at, or above, the fair market value of our stock, and, accordingly, no compensation expense is recognized for these grants in the consolidated statements of operations. Total options granted to employees during the period from May 20, 2004 to June 30, 2004 were 3,420,000 at a weighted average exercise price per share of $.27, a portion vesting immediately and the balance over three years with expiration dates through May 2014. No options were granted in 2003.

                  The following pro forma net loss and loss per share information is presented as if the Company accounted for stock-based compensation awarded using the fair value method. Under the fair value method, the estimated fair value of stock-based incentive awards is charged against income over the vesting period.

                  THREE MONTHS ENDED JUNE 30, 2004


                                                            APRIL 1,       MAY 21,    THREE MONTHS
                                                             2004 -         2004        ENDED
                                                              MAY 20,      -JUNE 30,    JUNE 30,
                                                               2004          2004         2003
                                                          (PREDECESSOR)  (SUCCESSOR)  (PREDECESSOR)
                                                          -------------  -----------  -------------
                  Net loss available to common
                     stockholders, as reported            $    (178,222) $  (616,461) $     (93,854)
                  Deduct: Stock-based employee
                     compensation expense determined
                     under the fair value method for
                     all awards, net of related tax
                     effects                                         --     (126,560)            --
                                                          -------------  -----------  -------------
                  Pro forma net loss                      $    (178,222) $  (743,021) $     (93,854)
                                                          =============  ===========  =============
                  Basic and diluted net loss available
                    to common stockholders per share:
                  As reported                             $      (17.82) $     (0.01) $       (9.38)
                                                          =============  ===========  =============
                  Pro forma                               $      (17.82) $     (0.01) $       (9.38)
                                                          =============  ===========  =============

                  SIX MONTHS ENDED JUNE 30, 2004


                                                           JANUARY 1,      MAY 21,     SIX MONTHS
                                                              2004 -        2004        ENDED
                                                             MAY 20,       -JUNE 30,    JUNE 30,
                                                              2004          2004          2003
                                                          (PREDECESSOR)  (SUCCESSOR)  (PREDECESSOR)
                                                          -------------  -----------  -------------
                  Net loss available to common
                     stockholders, as reported            $    (134,861) $  (616,461) $    (190,648)
                  Deduct: Stock-based employee
                     compensation expense determined
                     under the fair value method for
                     all awards, net of related tax
                     effects                                         --     (126,560)            --
                                                          -------------  -----------  -------------
                  Pro forma net loss                      $    (134,861) $  (743,021) $   ( 190,648)
                                                          =============  ===========  =============
                  Basic and diluted net loss available
                   to common stockholdersper share:
                  As reported                             $      (13.49) $     (0.01) $      (19.06)
                                                          =============  ===========  =============
                  Pro forma                               $      (13.49) $     (0.01) $      (19.06)
                                                          =============  ===========  =============


                  SFAS No. 123 requires the use of option pricing models that were not developed for use in valuing employee stock options. The Black-Scholes option pricing model was developed for use in estimating the fair value of short-lived exchange-traded options that have no vesting restrictions and are fully transferable. In addition, option pricing models require the input of highly subjective assumptions, including the option's expected life and the price volatility of the underlying stock. Because the Company's employee stock options have characteristics significantly different from those of traded shares, and because changes in the subjective input assumptions can materially affect the fair value estimate, in the opinion of management, the existing models do not necessarily provide a reliable single measure of the fair value of employee stock options. The fair values of options granted in 2004 were estimated at the date of grant using a Black-Scholes option-pricing model with the following weighted average assumptions:


                                                               2004
                                                          -------------
                  Expected life (in years)                           10
                  Risk-free interest rate                          3.95%
                  Volatility                                        0.0
                  Dividend yield                                   0.00%


                  Until the common stock is registered for trading, it is considered a non-trading stock and, as such, volatility is assumed to be zero.

NOTE 6.           SEGMENT INFORMATION

                  We sell developmental toys to the specialty toy market. We have no other segment which meets the quantitative thresholds for reportable segments.

NOTE 7.           INVENTORY

                  Inventory, which consists primarily of finished goods, is valued at the lower of cost or market. Based upon a consideration of quantities on hand, actual and projected sales volume, anticipated product selling prices and product lines planned to be discontinued, slow-moving and obsolete inventory is written down to its net realizable value. Management estimates are monitored on a quarterly basis and a further adjustment to reduce inventory valuation to its net realizable value is recorded, as an increase to cost of sales, when deemed necessary under the lower of cost or market standard.

NOTE 8.           FOREIGN CURRENCY TRANSACTIONS

                  Almost all of our purchases are in US dollar denominations. Our nominal foreign currency transaction exposures include gains and losses realized on unhedged inventory purchases that are denominated in a currency other than the applicable functional currency.

NOTE 9.           REVOLVING LINE OF CREDIT

                  We may borrow up to $11,500,000 under a revolving line of credit agreement ("Credit Agreement") expiring July 1, 2005 with Manufacturers Bank ("Manufacturers"). Borrowings under the line of credit agreement are limited to a maximum of 80% to 90%, depending on the month, of eligible accounts receivable plus 50% of eligible inventory to a maximum of $3,000,000 plus 50% of the undrawn face amount of outstanding letters of credit. Borrowings in the form of letters of credit and acceptances are further limited to $1,500,000 and borrowings in the form of releases are limited to $200,000. In addition, borrowings in the form of foreign exchanges are limited to $100,000. Interest is payable monthly at either the bank's prime rate or at 1.75% above the LIBOR rate as requested in accordance with the terms of the agreement. As of June 30, 2004, we had $1,029,000 of availability on our credit facility. The agreement contains various financial covenants and is collateralized by a security interest in substantially all of the assets of Small World Toys. We are currently negotiating with Manufacturers to increase the maximum borrowings under the line of credit and we are also seeking to obtain a senior and/or mezzanine line of credit.

                  As of June 30, 2004, we are in default under the terms of the Credit Agreement with Manufacturers Bank with the following covenants: Effective Tangible Net Worth, Debt to Effective Tangible Net Worth, Current Ratio and Working Capital. The lender has agreed that our non-compliance with this covenant for this period will not be deemed a default or constitute an event of default under the line of credit subject to accepting the following conditions; (i) the waiver shall be limited to the specific Events of Default, (ii) we will execute Bank's guaranty whereby we guarantee Small World Toys' obligations to the Bank and (iii) we will execute a subordination whereby we agree to subordinate to the Bank the $5,000,000 Bridge Note.

NOTE 10.          BRIDGE NOTE

                  The $5,000,000 paid in cash for the SWT Shares as part of the Stock Purchase Agreement dated as of May 20, 2004 came from the proceeds of a bridge loan from SWT, LLC, a Delaware limited liability company and related party. Pursuant to the terms of the bridge loan agreement, Small World Kids executed a five-year note with interest payable at 10% per annum (the "Bridge Note").

NOTE 11.          SUBSEQUENT EVENT

                  On July 28, 2004, we entered into a stock purchase agreement with each of Wire Mill Partners III LLC, LLC and Pewter Hill Partners LLC that obligated each of them to purchase, upon our election, up to 8,000,000 shares of our common stock for an aggregate purchase price of $5 million (representing a total commitment from both purchasers of $10 million). If we sell all the shares to the institutional investors, the first tranche of 8,000,000 shares will be sold at a purchase price of $.50 per share and the second tranche of 8,000,000 shares will be sold at $.75 per share.



ITEM 2.           MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

         This discussion should be read in conjunction with the condensed consolidated financial statements and notes thereto included in Item 1 of this Quarterly Report on Form 10-QSB.

         The Company is subject to a number of risks and uncertainties that may affect its future performance, as discussed in greater detail in the section entitled "Forward-Looking Statements" at the end of this Item 2.

OVERVIEW

         Small World Kids was organized on July 28, 2001 in the state of Utah under the name Savon Team Sports, Inc. ("Savon") to sell sporting goods over the Internet. The business operations generated limited revenues and operated at a loss since inception. On August 1, 2004, as a result of the May 20, 2004 transactions discussed below, we changed our name from Savon Team Sports, Inc. to Small World Kids, Inc. We also changed our domicile from Utah to Nevada.

MAY 20, 2004 TRANSACTIONS

         Pursuant to an Exchange Agreement dated as of May 20, 2004, by and among Small World Kids and a group of investors ("the Investors'), Small World Kids issued 45,313,750 shares of its common stock, par value $0.001 per share, in exchange for all of the equity interests of Fine Ventures, LLC ("FVL"). As a condition to the closing of this transaction, Michael Rubin, the then-majority shareholder of Small World Kids, sold 5,530,000 shares of his 6,180,000 shares of Small World Kids common stock for $10,000 to the Investors.

         Simultaneously, pursuant to the terms of a Stock Purchase Agreement dated as of May 20, 2004, by and among Small World Kids, Debra Fine, Small World Toys, Eddy Goldwasser and Gail S. Goldwasser, Trustee of the Gail S. Goldwasser and Mark Chatinsky Family Trust ("Gail Goldwasser"; collectively with Eddy Goldwasser, ("Goldwassers"), Small World Kids acquired from the Goldwassers all of the issued and outstanding equity interests of Small World Toys (the "SWT Shares"). As consideration for the SWT Shares, Small World Kids paid an aggregate sum of $7,200,000, delivered as follows; (i) $5,000,000 in cash; and
(ii) $2,200,000 in the form of a $500,000 six month promissory note, a $1,000,000 seven month promissory note, and a $700,000 two year promissory note. The $5,000,000 in cash was from the proceeds of a bridge loan from SWT, LLC, a Delaware limited liability company whose members are the Investors. Pursuant to the terms of the bridge loan agreement, Small World Kids executed a five-year note with interest payable at 10% per annum (the "Bridge Note").

         As a result of the May 20, 2004 transactions, we have had a change of our management, our controlling shareholders, our financial position and our business plan. Small World Kids (formerly SavOn Team Sports, Inc.) ("Small World" or "the Company") became a holding company and has no significant business operations or assets other than its interest in Small World Toys, the accounting predecessor company. Since Small World Kids, the accounting successor company, had no significant business operations or assets prior to the May 20, 2004 transactions described above, presenting comparative periods would be meaningless. As such, the results of operations presented below are those of Small World Toys.

         The accompanying condensed consolidated statements of operations include, for the six months ended June 30, 2004, the results of operations of Small World Toys, Inc. (the accounting predecessor company) for the period from

January 1, 2004 to May 20, 2004 and the consolidated results of Small World Kids, Inc. (the accounting successor company) from May 21, 2004 to June 30, 2004. The primary difference is the valuation of the acquired intangibles and the amortization of the acquired intangibles along with the costs of being a public company.


         The accompanying condensed consolidated statements of operations include, for the three months ended June 30, 2004, the results of operations of Small World Toys, Inc. (the accounting predecessors company) for the period from April 1, 2004 to May 20, 2004 and the consolidated results of Small World Kids, Inc., (the accounting successor company) from May 21, 2004 to June 30, 2004. The primary difference is the valuation of the acquired intangibles and the amortization of the acquired intangibles along with the costs of being a public company.


SMALL WORLD TOYS

         Through Small World Toys, we develop, manufacture, market and distribute toys that promote healthy minds and bodies in Infant, Pre-School, Early Learning, Imaginative Play and Active Play categories. We also distribute our products in Specialty, Mass, Chain, Education, Catalog, Online and International channels through sales representatives firms as well as in-house sales executives. Our proprietary brands include IQ Baby, Ryan's Room, Gertie Ball, Small World Living, Puzzibilities and All About Baby. We also distribute product for several well-known brands. We have been successful in limiting the impact of industry seasonality and fads by focusing on evergreen brands with enduring themes and play patterns resulting in long life cycle products of 4-7 years.

         We outsource the manufacturing of our proprietary products to vendors in Asia. We believe our outsourcing strategy enhances the scalability of our manufacturing efforts. We use several manufacturers to source components and build finished products to our specifications. Manufacturers are selected based on their technical and production capabilities and are matched to particular products to achieve cost and quality efficiencies. We have long-standing relationships with many of our manufacturers. The majority of our products are shipped directly to our warehouse in Carson, California and are later shipped to meet the demands of our retailers and distributors.

         Our products are sold domestically and internationally to a broad spectrum of customers including traditional retailers, large and small, specialty toy stores, gift stores, wholesalers, distributors, national chain stores, mail order houses, catalog stores, department stores, as well as internet-based "e-tailers." Our own sales force manages a wide group of sales representatives across the country and also sells directly to key accounts.

         While many of our products are evergreen brands or long life cycle products, we are continually developing new products and the redesigning of existing products. Our product offerings are a combination of proprietary products that we design, sourced product that we find in other countries, purchase and package in our packaging for distribution and open market product that we put through our distribution chain for retailers.

         Although we do have the capability to create and develop products from inception to production, we also use third-parties to provide a portion of the sculpting, sample making, illustration and package design required for our products. Typically, the development process takes from nine to eighteen months from concept to production and shipment to our customers.

         We employ a staff of designers. We occasionally acquire other product concepts from unaffiliated third parties. If we accept and develop a third party's concept for new toys, we generally pay a royalty on the toys developed from this concept that are sold. Royalties payable to inventors and developers generally range from 5% to 10% of the wholesale sales prices for each unit of a product sold by us. We believe that utilizing experienced third-party inventors gives us access to a wide range of development talent.

         Our business is subject to seasonal fluctuations. We introduce new product catalogs twice a year, in January and in July. Generally, the first quarter is the period of lowest shipments and sales and therefore the least profitable due to fixed costs. Seasonality factors may cause our operating results to fluctuate from quarter to quarter. We reduce our seasonality with retailer "early buy" programs.

         Our short to mid-term strategic plan is to focus on both domestic and international market expansion. To achieve this goal, we will focus on brand recognition, quality control, decreasing costs, research and development and strategic acquisitions.

         We will use Small World Toys as the platform company that will provide a strong, profitable financial base, well-known and respected brands, long-standing retail relationships and strong operating experience. This base will provide the infrastructure from which to acquire additional companies, products and brands. Acquisition targets will be chosen to create synergies in operations, production and distribution without cannibalizing sales. The strategy is to grow the entity into a strong, branded company.


RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2004 COMPARED TO THREE MONTHS ENDED JUNE 30, 2003

The following table presents the combined statement of operations for the periods of April 1, 2004 to May 20, 2004 (for the predecessor company) and May 21, 2004 to June 30, 2004 (for the successor company) as compared to the comparable period of the three months ended June 30, 2003. Although the presentation is not in accordance with generally accepted accounting principles, we believe it provides a more meaningful comparison. The discussion following the table is based on the combined results.



                                                                         COMBINED     THREE MONTHS
                                        APRIL 1, 2004   MAY 21, 2004  FOR THE THREE       ENDED
                                       - MAY 20, 2004  JUNE 30, 2004   MONTHS ENDED  JUNE 30, 2003
                                        (PREDECESSOR)   (SUCCESSOR)   JUNE 30, 2004  (PREDECESSOR)
                                       --------------  -------------  -------------  -------------
NET SALES                              $    3,739,714  $   1,659,987  $   5,399,701  $   5,099,954

COST OF SALES                               2,129,093        893,870      3,022,963      2,894,643
                                       --------------  -------------  -------------  -------------
GROSS PROFIT                                1,610,621        766,117      2,376,738      2,205,311
                                       --------------  -------------  -------------  -------------

OPERATING EXPENSES:
   Selling, general and administrative      1,660,966      1,172,438      2,833,404      2,107,649
   Research and development                   125,428        129,779        255,207        190,723
   Amortization of intangibles                     --         29,445         29,445             --
                                       --------------  -------------  -------------  -------------
     Total operating expenses               1,786,394      1,331,662      3,118,056      2,298,372
                                       --------------  -------------  -------------  -------------

   Operating loss                            (175,773)      (565,545)      (741,318)       (93,061)

OTHER INCOME                                    5,600         56,369         61,969         73,060

INTEREST EXPENSE                              (12,752)      (103,642)      (116,394)       (73,853)
                                       --------------  -------------  -------------  -------------
 Loss before benefit for income taxes        (182,925)      (612,818)      (795,243)       (93,854)
                                       --------------  -------------  -------------  -------------

BENEFIT (PROVISION) FOR INCOME TAXES            4,703         (3,643)          1,060            --
                                       --------------  -------------  -------------  -------------
 NET LOSS                              $     (178,222) $    (616,461) $    (794,683) $     (93,854)
                                       ==============  =============  =============  =============

NET SALES

         Net sales increased $300,000 or 5.9% to $5,400,000 for the three months ended June 30, 2004 from $5,100,000 for the three months ended June 30, 2003. Revenues were positively impacted by increased shipments of products related to certain core brands, such as Ryan's Room, IQ Baby and Gertie Balls contributing a 44.4% increase over their respective sales for the quarter ended June 30, 2004 versus the comparable prior year period. Driving this increase were strong sales of six (6) new SKUs in IQ Baby and nine (9) new SKUs in Ryan's Room products that were introduced in the second half of 2003.

GROSS PROFIT

         Gross profit increased $172,000 or 7.8% to $2,377,000 for the three months ended June 30, 2004 from $2,205,000 for the three months ended June 30, 2003. Gross profit margin of 44.0% improved for the three months ended June 30, 2004 as compared to 43.2% for the three months ended June 30, 2003. The increase in gross profit resulted from the increased sales volume and the increase in gross margin from a slightly more favorable mix of proprietary brands.

OPERATING EXPENSES

         Operating expenses increased $820,000 or 35.7% to $3,034,000 for the three months ended June 30, 2004 from $2,298,000 for the three months ended June 30, 2003. Operating expenses as a percent of net sales increased to 57.7% for the three months ended June 30, 2004 from 45.1% for the three months ended June 30, 2003. The primary factor for the increase in operating expenses for the three months ended June 30, 2004 was an increase of $437,000 in operations and selling expenses in support of the increased sales volume. Research and Development increased slightly by $65,000. General and Administrative expenses also increased $290,000 for the three months ended June 30, 2004 as compared to the prior year period, due to $84,000 incurred by Fine Ventures, LLC since inception and partially as a result of the cost of becoming a public company. Amortization of intangibles was $29,000 for the three months ended June 30, 2004.

OTHER INCOME AND EXPENSE

         Other income decreased $11,000 to $62,000 for the three months ended June 30, 2004 from $73,000 for the three months ended June 30, 2003. Other income includes sublease rental income and commission income. Interest expense increased $43,000 to $116,000 for the three months ended June 30, 2004 from the three months ended June 30, 2003 primarily due to the $5 million Bridge Note.

PROVISION FOR INCOME TAX

         Income tax benefit of $1,000 for the three months ended June 30, 2004 was a reversal of a provision recorded in the first quarter of 2004. Small World Toys is a Subchapter S corporation.

SIX MONTHS ENDED JUNE 30, 2004 COMPARED TO SIX MONTHS ENDED JUNE 30, 2003

The following table presents the combined statement of operations for the periods of January 1, 2004 to May 20, 2004 (for the predecessor company) and May 21, 2004 to June 30, 2004 (for the successor company) as compared to the comparable period of the six months ended June 30, 2003. Although the presentation is not in accordance with generally accepted accounting principles, we believe it provides a more meaningful comparison. The discussion following the table is based on the combined results.


                                          JANUARY 1,                     COMBINED      SIX MONTHS
                                            2004 -      MAY 21, 2004   FOR THE SIX        ENDED
                                       - MAY 20, 2004  JUNE 30, 2004   MONTHS ENDED   JUNE 30, 2003
                                       (PREDECESSOR)    (SUCCESSOR)   JUNE 30, 2004  (PREDECESSOR)
                                       --------------  -------------  -------------  -------------
NET SALES                              $   10,336,500  $   1,659,987  $  11,996,487  $ 10,499,172

COST OF SALES                               5,780,780        893,870      6,674,650      5,883,598
                                       --------------  -------------  -------------  -------------
GROSS PROFIT                                4,555,720        766,117      5,321,837      4,615,574
                                       --------------  -------------  -------------  -------------

OPERATING EXPENSES:
   Selling, general and administrative      4,341,565      1,172,438      5,514,003      4,404,569
   Research and development                   373,034        129,779        502,813        409,340
   Amortization of intangibles                     --         29,445         29,445             --
                                       --------------  -------------  -------------  -------------
     Total operating expenses               4,714,599      1,331,662      6,046,261      4,813,909
                                       --------------  -------------  -------------  -------------

   Operating loss                            (158,879)      (565,545)      (742.424)      (198,335)

OTHER INCOME                                   81,850         56,369        138,219        139,449

INTEREST EXPENSE                              (61,475)      (103,642)      (165,117)      (131,762)
                                       --------------  -------------  -------------  -------------
 Loss before benefit for income taxes        (138,504)      (612,818)      (751,322)      (190,648)
                                       --------------  -------------  -------------  -------------
BENEFIT (PROVISION) FOR INCOME TAXES            3,643         (3,643)            --             --
                                       --------------  -------------  -------------  -------------
NET LOSS                               $     (134,861) $    (616,461) $    (751,322) $    (190,648)
                                       ==============  =============  =============  =============



NET SALES

         Net sales for the six months ended June 30, 2004 increased $1,497,000 or 14.3% to $11,996,000 from $10,499,000 for the six months ended June 30, 2003.
Revenues were positively impacted by increased shipments of products related to certain core brands, such as Ryan's Room, IQ Baby and Gertie Balls contributing a 42.5% increase over their respective sales for the quarter ended June 30, 2004 versus the comparable prior year period. Driving this increase were strong sales of six (6) new SKUs in IQ Baby and nine (9) new SKUs in Ryan's Room products that were introduced in the second half of 2003. Net sales for the six months ended June 30, 2004 also benefited from a special promotional program where specialty stores would receive a discount if they ordered more products in the first quarter of 2004 as compared to the amount they ordered in the first quarter of 2003.

GROSS PROFIT

         Gross profit for the six months ended June 30, 2004 increased $706,000 or 15.3% to $5,322,000 from $4,616,000 for the six months ended June 30, 2003.
Gross profit margin of 44.4% improved for the six months ended June 30, 2004 as compared to 44.0% for the six months ended June 30, 2003. The increase in gross profit resulted from the increased sales volume and the increase in gross margin from a slightly more favorable mix of proprietary brands.

OPERATING EXPENSES

         Operating expenses increased $1,233,000 or 25.6% to $5,963,000 for the six months ended June 30, 2004 from $4,814,000 for the six months ended June 30, 2003. Operating expenses as a percent of net sales increased to 50.4% for the six months ended June 30, 2004 from 45.9% for the six months ended June 30, 2003. The primary factor for the increase in operating expenses for the six months ended June 30, 2004 was the $791,000 increase in operations and selling expenses in support of the increased sales volume. Research and Development increased by $94,000. General and Administrative expenses also increased $319,000 for the six months ended June 30, 2004 as compared to the prior year period due to $84,000 uncurred by Fine Ventures, LLC since inception and partially driven as result of the cost of becoming a public company. Amortization of intangibles was $29,000 for the six months ended June 30, 2004.


OTHER INCOME AND EXPENSE

         Other income decreased $1,000 to $138,000 for the six months ended June 30, 2004 from $139,000 for the six months ended June 30, 2003. Other income includes sublease rental income and commission income. Interest expense increased $33,000 for the six months ended June 30, 2004 from the six months ended June 30, 2003 due to the $5 million Bridge Note.

PROVISION FOR INCOME TAX

         There was no income tax expense for the six months ended June 30, 2004. Small World Toys is a Subchapter S corporation.

LIQUIDITY AND CAPITAL RESOURCES

         Cash has historically been generated from normal operations. Operations and liquidity needs are funded primarily through cash flows from operations, as well as utilizing, when needed, borrowings under our secured credit facilities. Working capital needs generally reach peak levels from August through November of each year. To gain shelf space and address the seasonality of the toy industry, we offer early buy programs that are volume related with extended payment terms. Our historical revenue pattern is one in which the second half of the year is more significant to our overall business than the first half and, with the second half of the year, the fourth quarter is the most prominent. The trend of retailers over the past few years has been to make a higher percentage of their purchases of toy and game products within or close to the fourth quarter holiday consumer buying season, which includes Christmas. We expect that this trend will continue. As such, historically, the majority of cash collections for Small World Toys occurs late in the fourth quarter. As receivables are collected, the proceeds are used to repay borrowings under our secured credit facilities.

         We may borrow up to $11,500,000 under a revolving line of credit agreement ("Credit Agreement") expiring July 1, 2005 with Manufacturers Bank ("Manufacturers"). Borrowings under the line of credit agreement are limited to a maximum of 80% to 90%, depending on the month, of eligible accounts receivable plus 50% of eligible inventory to a maximum of $3,000,000 plus 50% of the undrawn face amount of outstanding letters of credit. Borrowings in the form of letters of credit and acceptances are further limited to $1,500,000 and borrowings in the form of releases are limited to $200,000. In addition, borrowings in the form of foreign exchanges are limited to $100,000. Interest is payable monthly at either the bank's prime rate or at 1.75% above the LIBOR rate as requested in accordance with the terms of the agreement. As of June 30, 2004, we had $1,029,000 of availability on our credit facility. The agreement contains various financial covenants and is collateralized by a security interest in substantially all of the assets of Small World Toys. We are currently negotiating with Manufacturers to increase the maximum borrowings under the line of credit and we are also seeking to obtain a senior and/or mezzanine line of credit.

         As of June 30, 2004, we are in default under the terms of the Credit Agreement with Manufacturers Bank with the following covenants: Effective Tangible Net Worth, Debt to Effective Tangible Net Worth, Current Ratio and Working Capital. The lender has agreed that our non-compliance with this covenant for this period will not be deemed a default or constitute an event of default under the line of credit subject to accepting the following conditions:

(i) the waiver shall be limited to the specific Events of Default, (ii) we will execute Bank's guaranty whereby we guarantee Small World Toys' obligations to the Bank and (iii) we will execute a subordination whereby we agree to subordinate to the Bank the $5,000,000 Bridge Note.

         We believe that the funds available to us, including cash expected to be generated from operations and funds available through the committed lines of credit, are adequate to meet our needs for 2004. However, unforeseen circumstances, such as softness in the retail environment or unanticipated changes in consumer preferences could result in a significant decline in revenues and operating results, which could result in non-compliance with debt covenants under the Credit Agreement. Unless a new Credit Agreement is negotiated, we will not be in compliance with our Net Worth and Leverage debt covenants for the three months ending September 30, 2004. Non-compliance with the debt covenants could result in our being unable to utilize borrowings under our revolving credit facility, a circumstance that would not allow us to fund our operating shortfalls.

         At June 30, 2004, cash and cash equivalents were $86,000 which compares to $24,000 at December 31, 2003.

         For the six months ended June 30, 2004, we used cash from operating activities of $5,227,000 as compared to the six months ended June 30, 2003, where we used cash from operating activities of $3,738,000. For the six months ended June 30, 2004, accounts receivable increased $3,740,000 in support of the increase of net sales of $1,497,000 and the early buy programs that are volume related with extended payment terms. Offsetting this increase, inventory decreased by $337,000 for the six months ended June 30, 2004. Accounts payable decreased by $1,695,000 for the six months ended June 30, 2004.

         Since we outsource the manufacturing of our product to Asia, we have historically low requirements for additions to property and equipment. For the six months ended June 30, 2004, we expended $134,000 in additions to property and equipment as compared to the six months ended June 30, 2003, where we expended $96,000 for additions to property and equipment.

         For the six months ended June 30, 2004, we increased the borrowing under our revolver line of credit by $5,500,000 to fund the cash used by operating activities, as previously described, as compared to the six months ended June 30, 2003, where we increased the borrowing under our revolver line of credit by $4,000,000.

         The $5,000,000 paid in cash for the SWT Shares as part of the Stock Purchase Agreement dated as of May 20, 2004 came from the proceeds of a bridge loan from SWT, LLC, a Delaware limited liability company and related party. Pursuant to the terms of the bridge loan agreement, Small World Kids executed a five-year note with interest payable at 10% per annum (the "Bridge Note").

         Cash increased for the six months ended June 30, 2004 by $62,000 as compared to decreasing for the six months ended June 30, 2003 by $126,000 due to the factors previously described.

         On July 28, 2004, we entered into a stock purchase agreement with each of Wire Mill Partners III LLC, LLC and Pewter Hill Partners LLC that obligated each of them to purchase, upon our election, up to 8,000,000 shares of our common stock for an aggregate purchase price of $5 million (representing a total commitment from both purchasers of $10 million). If we sell all the shares to the institutional investors, the first tranche of 8,000,000 shares will be sold at a purchase price of $.50 per share and the second tranche of 8,000,000 shares will be sold at $.75 per share.


CRITICAL ACCOUNTING POLICIES AND SIGNIFICANT ESTIMATES

         Management's discussion and analysis of our financial condition and results of operations are based upon the condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. On an on-going basis, management evaluates estimates, including those related to the valuation of inventory and the allowance for uncollectible accounts receivable. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The significant accounting policies which management believes are the most critical to aid in fully understanding and evaluating our reported financial results include revenue recognition, sales allowances, inventory, accounts receivable and bad debt allowances.

Revenue Recognition

         The Company recognizes revenue in accordance with Staff Accounting Bulletin (SAB) 101 "Revenue Recognition in Financial Statements" and SAB 104 "Revenue Recognition". Revenue from product sales is recognized upon passing of title to the customer, at the time of shipment. Sales allowances for customer promotions, discounts and returns are recorded as a reduction of revenue when the related revenue is recognized. We routinely commit to promotional sales allowance programs with customers. These allowances primarily relate to fixed programs, which the customer earns based on purchases of our products during the year. Discounts are recorded as a reduction of related revenue at the time of sale. While many of the allowances are based on fixed amounts, certain of the allowances, such as the returns allowance, are based on market data, historical trends and information from customers and are therefore subject to estimation.

Inventory

         Inventory is valued at the lower of cost or market. Based upon a consideration of quantities on hand, actual and projected sales volume, anticipated product selling prices and product lines planned to be discontinued, slow-moving and obsolete inventory is written down to its net realizable value. Failure to accurately predict and respond to consumer demand could result in the under production of popular items or overproduction of less popular items. Management estimates are monitored on a quarterly basis and a further adjustment to reduce inventory valuation to its net realizable value is recorded, as an increase to cost of sales, when deemed necessary under the lower of cost or market standard.

Accounts Receivable

         Accounts receivable balances are evaluated on a continual basis and allowances are provided for potentially uncollectible accounts based on management's estimate of the collectability of customer accounts. If the financial condition of a customer were to deteriorate, resulting in an impairment of their ability to make payments, an additional allowance may be required. Allowance adjustments are charged to operations in the period in which the facts that give rise to the adjustments become known.

Intangible Assets

         The total purchase price was allocated to the fair value of the assets acquired and liabilities assumed in accordance with the provisions of Statements of Financial Accounting Standards ("SFAS") No. 141, Business Combinations and No. 142, Goodwill and Other Intangible Assets. In accordance with Statement of Financial Accounting Standards No. 141, we estimated the fair value of the assets acquired for purpose of allocating the purchase price. We retained an independent financial advisory firm to conduct investigations and analyses of the assets acquired to assist us with the purchase price allocation, and the valuation firm has provided us with the estimate of the fair value and estimated useful life of these assets upon which the related allocations are based.


FORWARD-LOOKING STATEMENTS

         The  following  discussion  should  be read  in  conjunction  with  the
Company's consolidated financial statements and the notes thereto appearing elsewhere in this prospectus. This Quarterly Report on Form 10-QSB contains within the meaning of Section 27A of the Securities Act of 1933, and Section 21E of the Securities Exchange Act of 1934. For example, statements included in this prospectus regarding our financial position, business strategy and other plans and objectives for future operations, and assumptions and predictions about future product demand, supply, manufacturing, costs, marketing and pricing factors are all forward-looking statements. When we use words like "intend," "anticipate," "believe," "estimate," "plan," "will" or "expect," we are making forward-looking statements. We believe that the assumptions and expectations reflected in such forward-looking statements are reasonable, based on information available to us on the date hereof, but we cannot assure you that these assumptions and expectations will prove to have been correct or that we will take any action that we may presently be planning. However, these forward-looking statements are inherently subject to known and unknown risks and uncertainties. Actual results or experience may differ materially from those expected or anticipated in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, regulatory policies, competition from other similar businesses, and market and general policies, competition from other similar businesses, and market and general economic factors.

Risk Factors

         Our business and operating results depend largely upon the appeal of our products. Our continued success in the toy industry will depend on our ability to redesign, restyle and extend our existing core products and product lines as consumer preferences evolve, and to develop, introduce and gain customer acceptance of new products and product lines. Several trends in recent years have presented challenges for the toy industry, including:

         o   a slow economic recovery;

         o the phenomenon of children outgrowing toys at younger ages, particularly in favor of interactive and high technology products;

         o   increasing use of technology;

         o   our customers going out of business;

         o   bad debts (uncollectible receivables);

         o   rising costs of raw materials;

         o   competition;

         o   shorter life cycles for individual products; and

         o   higher   consumer    expectations    for   product    quality,
             functionality and value.

             We cannot assure you that:

         o   our  current   products  will  continue  to  be  popular  with
             consumers;

         o the product lines or products that we introduce will achieve any significant degree of market acceptance; or

         o the life cycles of our products will be sufficient to permit us to recover licensing, design, manufacturing, marketing and other costs associated with those products.

         The toy industry is highly competitive. Certain of our competitors have financial and strategic advantages over us, including:

         o   greater financial resources;

         o   larger sales, marketing and product development departments;

         o   stronger name recognition;

         o   longer operating histories; and

         o   greater economies of scale.

         In addition, the toy industry has no significant barriers to entry. Competition is based primarily on the ability to design and develop new toys, to sell the products into retail and sell through consumers to successfully market products. Many of our competitors offer similar products or alternatives to our products. We cannot assure you that we will be able to obtain adequate shelf space in retail stores to support our existing products or to expand our products and product lines or that we will be able to continue to compete effectively against current and future competitors.

         We utilize third-party manufacturers located principally in The People's Republic of China, or the PRC. Our PRC sales and manufacturing operations are subject to the risks normally associated with international operations, including:

         o   currency conversion risks and currency fluctuations;

         o   limitations, including taxes, on the repatriation of earnings;

         o   political instability, civil unrest and economic instability;

         o greater difficulty enforcing intellectual property rights and weaker laws protecting such rights;

         o complications in complying with laws in varying jurisdictions and changes in governmental policies;

         o greater difficulty and expenses associated with recovering from natural disasters;

         o   rising cost of raw material;

         o   rising cost of oil and gas;

         o   testing;

         o   black outs due to energy shortages;

         o   transportation delays and interruptions; and

         o   the potential imposition of tariffs.

         Our business is subject to various laws, including the Federal Hazardous Substances Act, the Consumer Product Safety Act, the Flammable Fabrics Act and the rules and regulations promulgated under these acts. These statutes are administered by the Consumer Product Safety Commission (CPSC), which has the authority to remove from the market products that are found to be defective and present a substantial hazard or risk of serious injury or death. The CPSC can require a manufacturer to recall, repair or replace these products under certain circumstances. We cannot assure you that defects in our products will not be alleged or found. Any such allegations or findings could result in:

         o   product liability claims;

         o   loss of sales;

         o   diversion of resources;

         o   damage to our reputation;

         o increased warranty costs; and removal of our products from the market

             Other risks include:

         o the ability to obtain external financing on terms acceptable to us in order to meet working capital needs;

         o the ability to generate sufficient available cash flow to service our outstanding debt;

         o   restrictions   that  we  are   subject  to  under  our  credit
             agreement;

         o unforeseen circumstances, such as severe softness in or collapse of the retail environment that may result in a significant decline in revenues and operating results, thereby causing us to be in non-compliance with our debt covenants and thereby being unable to utilize borrowings under its revolving credit facility, a circumstance likely to occur when operating shortfalls would result in our being in the greatest need of such supplementary borrowings;

         o the risk that reported goodwill may become impaired, requiring us to take a charge against our income;

         o other risks and uncertainties as are or may be detailed from time to time in the Company's public announcements and filings with the SEC, such as filings on Forms 8-K, 10-QSB and 10-KSB.

         The Company undertakes no obligation to revise the forward-looking statements contained in this Quarterly Report on Form 10-QSB to reflect events or circumstances occurring after the date of the filing of this report.

ITEM 3. CONTROLS AND PROCEDURES.


(a) Evaluation of disclosure controls and procedures: As of June 30, 2004, the end of the period covered by this report, our chief executive and our chief financial officer reviewed and evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15 and Rule 15d-15(e)), which are designed to ensure that material information we must disclose in our report filed or submitted under the Securities Exchange Act of 1934, as amended (the "Exchange Act") is recorded, processed, summarized, and reported on a timely basis, and have concluded, based on that evaluation, that as of such date, the disclosure controls and procedures were effective to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is accumulated and communicated to our chief executive officer and chief financial officer as appropriate to allow timely decisions regarding required disclosure.

(b) Changes in internal control over financial reporting: For the three and six months ended June 30, 2004, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDING.


None


ITEM 2. CHANGES IN SECURITIES AND SMALL BUSINESS ISSUERS PURCHASES OF EQUITY SECURITIES


On May 20, 2004, we acquired all of the issued and outstanding equity interests of Fine Ventures, LLC ("Fine Venture Interests"). As consideration for the Fine Venture Interests, we issued 45,313,750 shares of our common stock. The shares were issued pursuant to an exemption provided by Section 4(2) of the Securities Act of 1933, as amended. A report on Form 8-K related to this matter was filed with the Securities and Exchange Commission on June 4, 2004, and amended on June 16, 2004 and August 23, 2004.

On July 28, 2004, we entered into a stock purchase agreement with each of Wire Mill Partners III LLC, LLC and Pewter Hill Partners LLC that obligated each of them to purchase, upon our election, up to 8,000,000 shares of our common stock for an aggregate purchase price of $5 million (representing a total commitment from both purchasers of $10 million). If we sell all the shares to the institutional investors, the first tranche of 8,000,000 shares will be sold at a purchase price of $.50 per share and the second tranche of 8,000,000 shares will be sold at $.75 per share.


ITEM 3. DEFAULTS UPON SENIOR SECURITIES

As of June 30, 2004, we are in default under the terms of the Credit Agreement with Manufacturers Bank with the following covenants: Effective Tangible Net Worth, Debt to Effective Tangible Net Worth, Current Ratio and Working Capital. The lender has agreed that our non-compliance with this covenant for this period will not be deemed a default or constitute an event of default under the line of credit subject to accepting the following conditions: (i) the waiver shall be limited to the specific Events of Default, (ii) we will execute Bank's guaranty whereby we guarantee Small World Toys' obligations to the Bank and (iii) we will execute a subordination whereby we agree to subordinate to the Bank the $5,000,000 Bridge Note.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS


On May 20, 2004, we acquired all of the issued and outstanding equity interests of Fine Ventures, LLC ("Fine Venture Interests"). As consideration for the Fine Venture Interests, we issued 45,313,750 shares of our common stock. The shares were issued pursuant to an exemption provided by Section 4(2) of the Securities Act of 1933, as amended. A report on Form 8-K related to this matter was filed with the Securities and Exchange Commission on June 4, 2004, and amended on June 16, 2004


On June 29, 2004, a majority of our shareholders approved the change of our corporate domicle from the state of Utah to the state of Nevada and the change of our name from SavOn Team Sports Inc. to Small World Kids, Inc.


ITEM 5. OTHER INFORMATION


On August 2, 2004 our trading symbol was changed from "SVTM" to "SWKD".


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a)      Exhibits

         31.1 Certification of the Chief Executive pursuant to Section 302 of the arbanes-Oxley Act of 2002

         31.2 Certification of the Chief Financial pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

         32.1 ertification of the Chief Executive under Section 906 of the Sarbanes-Oxley Act Cf 2002

         32.2 Certification of the Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002

(b)      Reports on Form 8-K

         Report filed June 4, 2004 covering items 1,2,5,7 and 8. Report filed June 16, 2004 covering item 7.


                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


                                       SMALL WORLD KIDS, INC.

Date:    August 23, 2004               By:  /S/ Robert Rankin
                                         ---------------------------------------
                                         Name:  Robert Rankin
                                         Title: Chief Financial Officer
                                         (Duly Authorized Officer and Principal
                                          Financial Officer)