Form 10QSB/A
period 2004-06-30
SMALL WORLD KIDS INC
filed 2004-08-31
CIK 1157564

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                  FORM 10-QSB/A

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

EXPLANATORY NOTE

This amendment of Form 10-QSB/A amends Small World Kids, Inc.'s quarterly report on Form 10-QSB for the quarter ended June 30, 2004, as initially filed with the Securities and Exchange Commission on August 23, 2004, and is being filed to reflect certain clarifications to Part I Financial Information and Part II Other Information. These clarifications have no effect upon the reported net loss as reflected in the statement of operations and the statement of cash flows for the three months ended June 30, 2004 and six months ended June 30, 2004.

                                   FORM 10-QSB

                                TABLE OF CONTENTS

PART I.   FINANCIAL INFORMATION

          ITEM 1.   Condensed Consolidated Financial Statements

                    Condensed Consolidated Balance Sheets as of June 30, 2004 (unaudited) and            3
                    December 31, 2003 (Predecessor)

                    Condensed Consolidated Statements of Operations for the Periods of
                    April 1, 2004 to May 20, 2004 (Predecessor), May 21, 2004 to June 30, 2004
                    (Successor) and the Three Months ended June 30, 2003 (Predecessor) (unaudited)       5

                    Condensed Consolidated Statements of Operations for the Periods of
                    January 1, 2004 to May 20, 2004 (Predecessor), May 21, 2004 to June 30, 2004
                    (Successor) and the Six Months ended June 30, 2003 (Predecessor) (unaudited)         6

                    Condensed Consolidated Statements of Cash Flows for the Periods of January 1,
                    2004 to May 20, 2004 (Predecessor), May 21, 2004 to June 30, 2004 (Successor)
                    and the Six Months Ended June 30, 2003 (Predecessor) (unaudited)                     7

                    Condensed Consolidated Statements of Shareholders' Equity (Deficit) for the
                    Six Months Ended June 30, 2004 (Successor) (unaudited)                               8

                    Notes to Condensed Consolidated Financial Statements                                 9

          ITEM 2.   Management's Discussion and Analysis of Financial Condition and Results of          15
                    Operations

          ITEM 3.   Controls and Procedures                                                             25

PART II.  OTHER INFORMATION                                                                             26

          ITEM 1.   Legal Proceedings                                                                   26

          ITEM 2.   Changes in Securities and Small Business Issuers of Equity Securities               26

          ITEM 4.   Submission of Matters to a Vote of Security Holders                                 26

          ITEM 5.   Other Information                                                                   26

          ITEM 6.   Exhibits and Reports on Form 8-K                                                    26

                             SMALL WORLD KIDS, INC.
                       (FORMERLY SAVON TEAM SPORTS, INC.)

                         PART 1 - FINANCIAL INFORMATION

Item 1.  Financial Statements

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                  JUNE 30,     DECEMBER 31,
                                                                                   2004            2003
                                                                                               (PREDECESSOR)
                                                                               ------------    ------------
                                                                               (UNAUDITED)
                                  ASSETS
CURRENT ASSETS:
   Cash                                                                        $     86,113    $     24,202
   Receivables, net                                                               8,463,115       4,723,364
   Inventory                                                                      3,882,914       4,220,244
   Prepaid expenses and other assets                                                826,188       1,110,469

                                                                               ------------    ------------
        TOTAL CURRENT ASSETS                                                     13,258,330      10,078,279

PROPERTY AND EQUIPMENT, net                                                         350,631         369,006
INTANGIBLE ASSETS:
   Goodwill                                                                       2,316,176              --
   Tradenames                                                                     1,651,444              --
   Customer List                                                                    830,667              --
   Non-Compete Agreement                                                            138,444              --
OTHER ASSETS                                                                        310,573         351,029
                                                                               ------------    ------------
                                                                               $ 18,856,265    $ 10,798,314
                                                                               ============    ============

              LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
   Accounts payable                                                            $  1,821,062    $  2,859,229
   Accrued liabilities                                                              973,278         892,886
   Notes payable, bank                                                            8,400,000       2,900,000
   Notes payable to former shareholder, Small World Toys                          1,587,500         512,394
   Other current liabilities                                                          7,149          49,349
                                                                               ------------    ------------
        TOTAL CURRENT LIABILITIES                                                12,788,989       7,213,858

LONG TERM DEBT:
   Bridge Loan, SWT, LLC (related party)                                          5,000,000              --
   Notes payable to former shareholder, Small World Toys                            612,500         171,329
                                                                               ------------    ------------
            TOTAL LONG TERM DEBT                                                  5,612,500         171,329
DEFERRED TAX LIABILITY                                                            1,060,000              --
                                                                               ------------    ------------
        TOTAL LIABILITIES                                                        19,461,489       7,385,187
                                                                               ------------    ------------

SHAREHOLDERS' EQUITY (DEFICIT):
   Common shares, $.001 par value; 100,000,000 shares authorized and issued;
     52,470,750 shares outstanding as of June 30, 2004 and
     10,000 as of December 31, 2003 (predecessor)                                   52,471          10,000

   Additional paid-in capital                                                       (41,234)             --
   (Accumulated deficit) retained earnings                                         (616,461)      3,403,127
                                                                               ------------    ------------

        TOTAL SHAREHOLDERS' EQUITY (DEFICIT)                                       (605,224)      3,413,127
                                                                               ------------    ------------
                                                                               $ 18,856,265    $ 10,798,314
                                                                               ============    ============

            SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                             SMALL WORLD KIDS, INC.
                       (FORMERLY SAVON TEAM SPORTS, INC.)

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)

                                                         MAY 21, 2004
                                            APRIL 1,      (INCEPTION)     THREE MONTHS
                                           2004 - MAY       -JUNE 30,      ENDED JUNE
                                            20, 2004          2004           30,2003
                                          (PREDECESSOR)    (SUCCESSOR)    (PREDECESSOR)
                                          ------------    -------------   ------------
NET SALES                                 $  3,739,714    $   1,659,987   $  5,099,954

COST OF SALES                                2,129,093          893,870      2,894,643
                                          ------------    -------------   ------------
GROSS PROFIT                                 1,610,621          766,117      2,205,311
                                          ------------    -------------   ------------

OPERATING EXPENSES:
   Selling, general and administrative       1,660,966        1,172,438      2,107,649
   Research and development                    125,428          129,779        190,723
   Amortization of intangibles                      --           29,445             --
                                          ------------    -------------   ------------
     Total operating expenses                1,786,394        1,331,662      2,298,372
                                          ------------    -------------   ------------

   Operating loss                             (175,773)        (565,545)       (93,061)

OTHER INCOME                                     5,600           56,369         73,060

INTEREST EXPENSE                               (12,752)        (103,642)       (73,853)
                                          ------------    -------------   ------------
   Loss before benefit for income taxes       (182,925)        (612,818)       (93,854)
                                          ------------    -------------   ------------

BENEFIT (PROVISION) FOR INCOME TAXES             4,703           (3,643)            --
                                          ------------    -------------   ------------
NET LOSS                                  $   (178,222)   $    (616,461)  $    (93,854)
                                          ============    =============   ============
LOSS PER COMMON SHARE
  (Note 3):
   Basic                                  $     (17.82)   $       (0.01)  $      (9.38)
   Diluted                                      (17.82)           (0.01)         (9.38)

WEIGHTED AVERAGE NUMBER OF SHARES
   OUTSTANDING
   Basic                                        10,000      52,470,750          10,000
   Diluted                                      10,000      52,470,750          10,000


            SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                             SMALL WORLD KIDS, INC.
                       (FORMERLY SAVON TEAM SPORTS, INC.)

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)

                                                          MAY 21, 2004
                                            JANUARY 1,     (INCEPTION)      SIX MONTHS
                                               2004 -       - JUNE 30,        ENDED
                                           MAY 20, 2004        2004       JUNE 30, 2003
                                           (PREDECESSOR)   (SUCCESSOR)    (PREDECESSOR)
                                           ------------    ------------    ------------
NET SALES                                  $ 10,336,500    $  1,659,987    $ 10,499,172

COST OF SALES                                 5,780,780         893,870       5,883,598

                                           ------------    ------------    ------------
GROSS PROFIT                                  4,555,720         766,117       4,615,574
                                           ------------    ------------    ------------

OPERATING EXPENSES:
   Selling, general and administrative        4,341,565       1,172,438       4,404,569
   Research and development                     373,034         129,779         409,340
   Amortization of intangibles                       --          29,445              --
                                           ------------    ------------    ------------
     Total operating expenses                 4,714,599       1,331,662       4,813,909
                                           ------------    ------------    ------------

   Operating loss                              (158,879)       (565,545)       (198,335)

OTHER INCOME                                     81,850          56,369         139,449

INTEREST EXPENSE                                (61,475)       (103,642)       (131,762)

                                           ------------    ------------    ------------
   Loss before benefit for income taxes        (138,504)       (612,818)       (190,648)
                                           ============    ============    ============

BENEFIT (PROVISION) FOR INCOME TAXES              3,643          (3,643)             --

                                           ------------    ------------    ------------
NET LOSS                                   $   (134,861)   $   (616,461)   $   (190,648)
                                           ------------    ------------    ------------

LOSS PER COMMON SHARE
 (Note 3):
   Basic                                   $     (13.49)   $      (0.01)   $     (19.06)
   Diluted                                       (13.49)          (0.01)         (19.06)

WEIGHTED AVERAGE NUMBER OF SHARES
   OUTSTANDING
   Basic                                         10,000      52,470,750          10,000
   Diluted                                       10,000      52,470,750          10,000


                             SMALL WORLD KIDS, INC.
                       (FORMERLY SAVON TEAM SPORTS, INC.)
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (unaudited)
                           INCREASE (DECREASE) IN CASH


                                                                            (INCEPTION)
                                                             JANUARY 1,     MAY 21, 2004   SIX MONTHS
                                                                2004 -       - JUNE 30,    ENDED JUNE
                                                            MAY 20, 2004       2004         30, 2003
                                                            (PREDECESSOR)   (SUCCESSOR)   (PREDECESSOR)
                                                            ------------    -----------    -----------
OPERATING ACTIVITIES:
   Net loss                                                 $   (134,861)   $  (616,461)   $  (190,648)
   Adjustments to reconcile net loss to
     net cash used in operating activities:
        Depreciation and amortization                             62,325         43,530         77,670
   Increase (decrease) from changes in:
        Receivables                                           (3,507,170)      (232,581)    (2,207,664)
        Inventories                                            1,445,781)    (1,108,451)      (296,228)
        Prepaid expenses and other assets                        182,695        101,586       (784,771)
        Accounts payable                                      (2,052,019)     1,025,091       (260,636)
        Accrued liabilities                                      (56,155)       136,547       (471,725)
        Other                                                     66,584            777        397,287
                                                            ------------    -----------    -----------
     Net cash used in operating activities                    (3,992,820)      (649,962)    (3,736,715)
                                                            ------------    -----------    -----------

INVESTING ACTIVITIES
   Purchases of property and equipment                           (81,372)       (53,055)       (95,946)
   Cash for stock in Small World Toys, less
        cash acquired                                                 --     (5,510,870)            --
                                                            ------------    -----------    -----------
   Net cash used in investing activities                         (81,372)    (5,563,925)       (95,946)
                                                            ------------    -----------    -----------

FINANCING ACTIVITIES:
   Net borrowings against line of credit                       4,200,000      1,300,000      4,000,000
    Proceeds from Bridge loan, SWT, LLC                               --      5,000,000             --
   Dividends to former shareholder                               (76,392)            --       (295,442)
   Bank overdraft                                                     --             --          1,724
                                                            ------------    -----------    -----------
   Net cash provided by financing
     activities                                                4,123,607      6,300,000      3,706,282
                                                            ------------    -----------    -----------

NET INCREASE  (DECREASE) IN CASH                                  49,415         86,113       (126,379)

Cash, beginning of period                                         24,202             --        126,379
                                                            ------------    -----------    -----------

Cash, end of period                                         $     73,617    $    86,113    $        --
                                                            ============    ===========    ===========

Non cash investing activities
Details of the Small World Toys acquisition:
   Fair value of assets acquired                            $         --    $17,594,798    $        --
   Liabilities assumed                                                --     (9,810,311)            --
   Notes payable to former shareholder of SWT as
     part of acquisition price                                        --     (2,200,000)            --
                                                            ------------    -----------    -----------
   Cash paid                                                          --      5,584,487             --
Less cash acquired                                                    --        (73,617)            --
                                                            ------------    -----------    -----------
Net cash paid for Small World Toys                          $         --    $ 5,510,870    $        --
                                                            ============    ===========    ===========

Cash payments for interest                                  $    70,462     $    11,860    $    72,396
Cash payments for taxes                                              --           1,100        201,808


            SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.


                                     SMALL WORLD KIDS, INC.
                               (FORMERLY SAVON TEAM SPORTS, INC.)

              CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)


                                                          COMMON       ADDITIONAL
                                       COMMON             SHARES        PAID-IN      ACCUMULATED
                                        SHARES            AMOUNT        CAPITAL       DEFICIT
                                      ----------        ----------     ----------    ----------
BALANCE, January 1, 2004                      --        $       --     $       --    $       --
Contributed capital                           --                --         11,237            --
 Issuance of common shares in
 recapitalization transaction
 (Note 4)                             52,470,750            52,471        (52,471)           --
 Net loss, May 21, 2004 to June 30,
  2004                                        --                --             --      (616,461)
                                      ----------        ----------     ----------    ----------
BALANCE, June 30, 2004                52,470,750        $   52,471     $  (41,234)   $ (616,461)
                                      ==========        ==========     ==========    ==========


                   SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                             SMALL WORLD KIDS, INC.
                       (FORMERLY SAVON TEAM SPORTS, INC.)

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2004

NOTE 1.           BASIS OF CONSOLIDATION

                  As a result of the May 20, 2004 transactions described in the following paragraphs, we have had a change of our management, our controlling shareholders, our financial position and our business plan. Small World Kids, Inc. (formerly SavOn Team Sports, Inc.) ("Small World" or "the Company") became a holding company and has no significant business operations or assets other than its interest in Small World Toys, Inc. ("Small World Toys" or "SWT").

                  On May 20, 2004, Small World completed an Exchange Agreement whereby Small World issued 45,313,750 shares of its common stock, par value $.001 per share, in exchange for all of the equity interests of Fine Ventures, LLC (FVL). Prior to the Agreement, Small World was considered a shell company because it had minimal net assets and operations. The agreement was accounted for as a recapitalization of FVL because the shareholders of FVL control the Company after the transaction. Therefore, for accounting purposes, the financial statements presented for Small World represent a continuation of FVL. Prior to May 20, 2004, FVL had no operating activities and incurred start up expenditures of $83,560. For financial statement presentation purposes, May 21, 2004 is considered the inception of Small World and all expenditures of FVL prior to that date are included in the results of operations for the period ended June 30, 2004, due to immateriality.

                  On May 20, 2004, Small World acquired all of the issued shares of Small World Toys (Note 2) in a transaction accounted for as a purchase. As a result of the acquisition, SWT is considered to be the predecessor business.

                  The accompanying condensed consolidated financial statements have been prepared by the Company, without audit, in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. We filed audited financial statements for Small World Toys for the years ended December 31, 2003 and December 31, 2002 on Form 8-K, filed with the SEC on June 4, 2004 and amended on June 16, 2004 and August 31, 2004, which includes all such information and disclosures and, accordingly, should be read in conjunction with the financial information included herein.

                  In the opinion of management, all adjustments consisting of normal recurring accruals considered necessary for a fair presentation have been included. Operating results for the three and six months periods ended June 30, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004.

NOTE 2.           ACQUISITION OF SMALL WORLD TOYS

                  On May 20, 2004, Small World Kids acquired all of the issued and outstanding equity interests of Small World Toys. We acquired Small World Toys to be the platform company that will provide a strong, profitable financial base, well-known and respected brands, long-standing retail relationships and strong operating experience. This base will provide the infrastructure from which to acquire additional companies, products and brands. Acquisition targets will be chosen to create synergies in operations, production and distribution without cannibalizing sales. The strategy is to grow the entity into a strong, branded company. The results of Small World Toys are included in the Statement of Operations for the period of May 21, 2004 to June 30, 2004.

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
                                                                      ==========

                  The following table shows the results of operations for the three months ended June 30, 2004 and the six months ended June 30, 2004 as if the business combination had been completed as of the beginning of each period presented.


                                              Three Months        Six Months
                                             Ended June 30,     Ended June 30,
                                                  2004               2004
                                            -----------------  -----------------

                NET SALES                   $      5,399,701   $     11,996,487

                NET LOSS                            (959,543)        (1,177,683)

                LOSS PER COMMON SHARE                  (0.02)             (0.02)

                  The following table shows the actual results of operations of the predecessor company for the three months ended June 30, 2003 and the six months ended June 30, 2003.


                                              Three Months        Six Months
                                             Ended June 30,     Ended June 30,
                                                  2003               2003
                                           -----------------  -----------------

                NET SALES                  $      5,099,954   $     10,499,172

                NET LOSS                            (93,854)          (190,648)

                LOSS PER COMMON SHARE                 (9.38)            (19.06)


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

                  Earnings per share have been computed as follows:


                                                             APRIL 1,   MAY 21, 2004  THREE MONTHS
                                                              2004 -     (INCEPTION)     ENDED
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


                                                            JANUARY 1,  MAY 21, 2004   SIX MONTHS
                                                              2004 -     (INCEPTION)     ENDED
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


NOTE 4.           ISSUANCE OF COMMON SHARES

                  On May 20, 2004, we issued 45,313,750 shares of our common stock (accounted as a recapitalization) in exchange for all of the equity interests of Fine Ventures, LLC and issued 7,157,000 of our common stock in exchange for the equity interests of Savon Team Sports, Inc. ("STS").

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

                  THREE MONTHS ENDED JUNE 30, 2004


                                                            APRIL 1,       MAY 21,    THREE MONTHS
                                                             2004 -         2004        ENDED
                                                              MAY 20,      -JUNE 30,    JUNE 30,
                                                               2004          2004         2003
                                                          (PREDECESSOR)  (SUCCESSOR)  (PREDECESSOR)
                                                          -------------  -----------  -------------
                  Net loss as reported                    $    (178,222) $  (616,461) $     (93,854)
                  Deduct: Stock-based employee
                     compensation expense determined
                     under the fair value method for
                     all awards, net of related tax
                     effects                                         --     (126,560)            --
                                                          -------------  -----------  -------------
                  Pro forma net loss                      $    (178,222) $  (743,021) $     (93,854)
                                                          =============  ===========  =============
                  Basic and diluted net loss per share:
                  As reported                             $      (17.82) $     (0.01) $       (9.38)
                                                          =============  ===========  =============
                  Pro forma                               $      (17.82) $     (0.01) $       (9.38)
                                                          =============  ===========  =============

                  SIX MONTHS ENDED JUNE 30, 2004

                                                           JANUARY 1,      MAY 21,     SIX MONTHS
                                                              2004 -        2004        ENDED
                                                             MAY 20,       -JUNE 30,    JUNE 30,
                                                              2004          2004          2003
                                                          (PREDECESSOR)  (SUCCESSOR)  (PREDECESSOR)
                                                          -------------  -----------  -------------
                  Net loss as reported                    $    (134,861) $  (616,461) $    (190,648)
                  Deduct: Stock-based employee
                     compensation expense determined
                     under the fair value method for
                     all awards, net of related tax
                     effects                                         --     (126,560)            --
                                                          -------------  -----------  -------------
                  Pro forma net loss                      $    (134,861) $  (743,021) $   ( 190,648)
                                                          =============  ===========  =============
                  Basic and diluted net loss per share:
                  As reported                             $      (13.49) $     (0.01) $      (19.06)
                                                          =============  ===========  =============
                  Pro forma                               $      (13.49) $     (0.01) $      (19.06)
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

         As a result of the May 20, 2004 transactions, we have had a change of our management, our controlling shareholders, our financial position and our business plan. Small World Kids (formerly SavOn Team Sports, Inc.) ("Small World" or "the Company") became a holding company and has no significant business operations or assets other than its interest in Small World Toys, the accounting predecessor company. Since Small World Kids, the accounting successor company, had no significant business operations or assets prior to the May 20, 2004 transactions described above, presenting comparative periods would not be meaningful. As such, the results of operations presented below are those of Small World Toys.

         The  accompanying  condensed  consolidated   statements  of  operations
present the results of operations of Small World Toys, Inc. (the accounting predecessor company) for the period from

January 1, 2004 to May 20, 2004 and the consolidated results of Small World Kids, Inc. (the accounting successor company) from May 21, 2004 (inception) to June 30, 2004.

         The accompanying condensed consolidated statements of operations present, for the three months ended June 30, 2004, the results of operations of Small World Toys, Inc. (the accounting predecessors company) for the period from April 1, 2004 to May 20, 2004 and the consolidated results of Small World Kids, Inc., (the accounting successor company) from May 21, 2004 (inception) to June 30, 2004.


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


RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2004 COMPARED TO THREE MONTHS ENDED JUNE 30, 2003

The following table presents the combined results of operations for the periods of April 1, 2004 to May 20, 2004 (for the predecessor company) and May 21, 2004 to June 30, 2004 (for the successor company) as compared to the comparable period of the three months ended June 30, 2003. Although the presentation is not in accordance with generally accepted accounting principles, we believe it provides a more meaningful comparison. The discussion following the table is based on the combined results.



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

OPERATING EXPENSES

         Operating expenses increased $820,000 or 35.7% to $3,118,000 for the three months ended June 30, 2004 from $2,298,000 for the three months ended June 30, 2003. Operating expenses as a percent of net sales increased to 57.7% for the three months ended June 30, 2004 from 45.1% for the three months ended June 30, 2003. The primary factor for the increase in operating expenses for the three months ended June 30, 2004 was an increase of $437,000 in operations and selling expenses in support of the increased sales volume. Research and Development increased slightly by $65,000. General and Administrative expenses also increased $290,000 for the three months ended June 30, 2004 as compared to the prior year period, due to $84,000 incurred by Fine Ventures, LLC since inception and partially as a result of the cost of becoming a public company. Amortization of intangibles was $29,000 for the three months ended June 30, 2004.

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

PROVISION FOR INCOME TAX

         Income tax benefit for the three months ended June 30, 2004 was immaterial. Small World Toys is a Subchapter S corporation.

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

LIQUIDITY AND CAPITAL RESOURCES

         Small World Kids, Inc., as the successor company, had no significant business operations or assets prior to the acquisition on May 20, 2004 of Small World Toys, Inc. (predecessor). As such, the liquidity and capital resources described below of Small World Toys, Inc. are the same for Small World Kids, Inc.

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

Revenue Recognition

         The Company recognizes revenue in accordance with Staff Accounting Bulletin (SAB) 101 "Revenue Recognition in Financial Statements" and SAB 104 "Revenue Recognition". Revenue from product sales is recognized upon passing of title to the customer. If a customer qualifies for freight allowances that are usually based on the size of the order, then revenue is recognized FOB designation, otherwise FOB shipment. On drop shipments, or direct shipments from our vendors to the customer, revenue is recognized FOB origin. On shipments through a consolidator, usually export shipments, revenue is recognized FOB shipment or consolidator, depending on sales terms. Sales allowances for customer promotions, discounts and returns are recorded as a reduction of revenue when the related revenue is recognized. We routinely commit to promotional sales allowance programs with customers. These allowances primarily relate to fixed programs, which the customer earns based on purchases of our products during the year. Discounts are recorded as a reduction of related revenue at the time of sale. While many of the allowances are based on fixed amounts, certain of the allowances, such as the returns allowance, are based on market data, historical trends and information from customers and are therefore subject to estimation.

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

ITEM 3. CONTROLS AND PROCEDURES.

         As a result of the May 20, 2004 transactions, the internal control structure in place for Small World Toys, Inc. has succeeded to Small World Kids, Inc. Since the acquisition of Small World Toys, LLC, our system of internal controls has evolved consistent with the development of our company.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS


On May 20, 2004, we acquired all of the issued and outstanding equity interests of Fine Ventures, LLC ("Fine Venture Interests"). As consideration for the Fine Venture Interests, we issued 45,313,750 shares of our common stock. The shares were issued pursuant to an exemption provided by Section 4(2) of the Securities Act of 1933, as amended. A report on Form 8-K related to this matter was filed with the Securities and Exchange Commission on June 4, 2004, and amended on June 16, 2004 and August 31, 2004.


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


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a)      Exhibits

         31.1 Certification of the Chief Executive pursuant to Section 302 of the arbanes-Oxley Act of 2002

         31.2 Certification of the Chief Financial pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

         32.1 Certification of the Chief Executive under Section 906 of the Sarbanes-Oxley Act of 2002

         32.2 Certification of the Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002

(b)      Reports on Form 8-K

         Report filed June 4, 2004 covering items 1,2,5,7 and 8. Report filed June 16, 2004 covering item 7. Report filed on August 30, 2004 covering item 2 and 7.


                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


                                       SMALL WORLD KIDS, INC.

Date:    August 30, 2004               By:  /S/ Robert Rankin
                                         ---------------------------------------
                                         Name:  Robert Rankin
                                         Title: Chief Financial Officer
                                         (Duly Authorized Officer and Principal
                                          Financial Officer)