Form 10QSB
period 2004-09-30
SMALL WORLD KIDS INC
filed 2004-11-16
CIK 1157564

 UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from to

Commission file number 333-68532

SMALL WORLD KIDS, INC.
(Exact name of small business issuer as specified in its charter)

Nevada	86-0678991
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

5711 Buckingham Parkway, Culver City, California 90230
(Address of principal executive offices)

(310) 645-9680
Issuer’s telephone number:

SavOn Team Sports, Inc.; 5039 South 1075 East, Ogden, Utah, 84403; June 30
(Former Name or Former Address and Former Fiscal Year, if changed since last year)

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 53,120,750 common shares as of November 15, 2004.

Transitional Small Business Disclosure Format (check one):

Yes ☐	No ☒

FORM 10-QSB

TABLE OF CONTENTS

PART I.	FINANCIAL INFORMATION

	ITEM 1.	Condensed Consolidated Financial Statements

		Condensed Consolidated Balance Sheets as of September 30, 2004 (unaudited) and December 31, 2003 (Predecessor)	3

		Condensed Consolidated Statements of Operations for the Three Months Ended September 30, 2004 (Successor) and the Three Months Ended September 30, 2003 (Predecessor) (unaudited)	5

		Condensed Consolidated Statements of Operations for the Periods of January 1, 2004 to May 20, 2004 (Predecessor), May 21, 2004 to September 30, 2004 (Successor) and the Nine Months Ended September 30, 2003 (Predecessor) (unaudited)	6
		Condensed Consolidated Statements of Shareholders’ Equity (Deficit) for the Nine Months Ended September 30, 2004 (Successor) (unaudited)	7
		Condensed Consolidated Statements of Cash Flows for the Periods of January 1, 2004 to May 20, 2004 (Predecessor), May 21, 2004 to September 30, 2004 (Successor) the Nine Months Ended September 30, 2004 (Predecessor) (unaudited)	8

		Notes to Condensed Consolidated Financial Statements	10

	ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	20

	ITEM 3.	Controls and Procedures	31

PART II.	OTHER INFORMATION		32

	ITEM 1.	Legal Proceedings	32

	ITEM 2.	Changes in Securities and Small Business Issuers of Equity Securities	32
	ITEM 3.	Defaults upon Senior Securities	32
	ITEM 4.	Submission of Matters to a Vote of Security Holders	32

	ITEM 5.	Other Information	32

	ITEM 6.	Exhibits	32

 SMALL WORLD KIDS, INC.
(formerly SAVON TEAM SPORTS, INC.)

 PART 1 - FINANCIAL INFORMATION

Item 1.  Financial Statements

CONDENSED CONSOLIDATED BALANCE SHEETS
	September 30, 2004	December 31, 2003 (PREDECESSOR)
	(Unaudited)
ASSETS

CURRENT ASSETS:
Cash	$1,712,565	$24,202
Receivables, net	10,118,327	4,723,364
Inventory	4,633,153	4,220,244
Prepaid expenses and other assets	1,459,368	1,110,469

TOTAL CURRENT ASSETS	17,923,413	10,078,279

PROPERTY AND EQUIPMENT, net	464,698	369,006
INTANGIBLE ASSETS:
Goodwill	2,308,145	—
Tradenames	1,809,066	—
Technology	233,448	—
Customer List	809,667	—
Non-Compete Agreement	134,943	—
OTHER ASSETS	449,039	351,029

	$24,132,419	$10,798,314

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES:
Accounts payable	$3,637,993	$2,859,229
Accrued liabilities	1,045,717	892,886
Notes payable, bank	9,430,000	2,900,000
Notes payable to former shareholder, Small World Toys	1,175,000	512,394
Notes payable, bridge less debt discount of $819,159	2,380,841	—
Warrant liability	851,399	—
Other current liabilities	—	49,349

TOTAL CURRENT LIABILITIES	18,520,950	7,213,858

LONG TERM DEBT:
Bridge Note, SWT, LLC (related party)	5,000,000	—
Notes payable to former shareholder, Small World Toys	525,000	171,329
TOTAL LONG TERM DEBT	5,525,000	171,329
DEFERRED TAX LIABILITY	716,098	—
TOTAL LIABILITIES	24,762,048	7,385,187

3

SHAREHOLDERS’ EQUITY (DEFICIT):
Common shares, $.001 par value; 100,000,000 shares authorized and issued; 53,120,750 shares outstanding as of September 30, 2004 and 10,000 as of December 31, 2003 (predecessor)	11,887	10,000
Additional paid-in capital	—	—
(Accumulated deficit) retained earnings	(641,516)	3,403,127

TOTAL SHAREHOLDERS’ EQUITY (DEFICIT)	(629,629)	3,413,127

	$24,132,419	$10,798,314

See Notes to Condensed Consolidated Financial Statements.

SMALL WORLD KIDS, INC.
(formerly SAVON TEAM SPORTS, INC.)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended September 30, 2004 (Successor)	Three Months Ended September 30, 2003 (Predecessor)

NET SALES	$7,677,868	$6,946,002

COST OF SALES	4,589,940	3,857,806

GROSS PROFIT	3,087,928	3,088,196

OPERATING EXPENSES:	1,172,438
Selling, general and administrative	2,977,616	2,532,772
Research and development	286,980	199,078
Amortization of intangibles	68,824	—
Total operating expenses	3,333,420	2,731,850

Operating income (loss)	(245,492)	356,346

OTHER INCOME	123,240	230,562

INTEREST EXPENSE	(246,705)	(81,081)

Income (loss) before benefit for income taxes	(368,957)	505,827

BENEFIT (PROVISION) FOR INCOME TAXES	343,902	—

NET INCOME (LOSS)	$(25,055)	$505,827

EARNINGS (LOSS) PER COMMON SHARE (Note 5):
Basic & diluted	$(0.00)	$50.58

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING
Basic & diluted	52,577,893	10,000

See Notes to Condensed Consolidated Financial Statements.

SMALL WORLD KIDS, INC.
(formerly SAVON TEAM SPORTS, INC.)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	January 1, 2004 - May 20, 2004 (Predecessor)	May 21, 2004 (inception) - September 30, 2004 (Successor)	Nine Months Ended September 30, 2003 (Predecessor)

NET SALES	$10,336,500	$9,337,854	$17,445,174

COST OF SALES	5,780,780	5,483,810	9,741,404

GROSS PROFIT	4,555,720	3,854,044	7,703,770

OPERATING EXPENSES:
Selling, general and administrative	4,341,565	4,150,053	6,987,045
Research and development	373,034	416,759	608,419
Amortization of intangibles	—	98,269	—
Total operating expenses	4,714,599	4,665,081	7,595,464

Operating income (loss)	(158,879)	(811,037)	108,306

OTHER INCOME	81,850	179,609	419,716

INTEREST EXPENSE	(61,475)	(350,347)	(212,843)

Income (loss) before benefit for income taxes	(138,504)	(981,775)	315,179

BENEFIT (PROVISION) FOR INCOME TAXES	3,643	340,259	—

NET INCOME (LOSS)	$(134,861)	$(641,516)	$315,179

EARNINGS (LOSS) PER COMMON SHARE (Note 5):
Basic & diluted	$(13.49)	$(0.01)	$31.52

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING
Basic & diluted	10,000	52,544,058	10,000

See Notes to Condensed Consolidated Financial Statements.

SMALL WORLD KIDS, INC.
(formerly SAVON TEAM SPORTS, INC.)

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)

	Common Shares	Common Shares Amount	Additional Paid-In Capital	Accumulated Deficit
BALANCE, January 1, 2004	—	$—	$—	$—
Contributed capital	—	—	11,237
Issuance of common shares in recapitalization transaction (Note 4)	52,470,750	52,471	(52,471)	—
Reclassification of paid-in-capital	—	(41,234)	41,234
Net loss, May 21, 2004 to June 30, 2004	—	—	—	(616,461)
BALANCE, June 30, 2004	52,470,750	11,237	0	(616,461)
Issuance of common shares in debt transaction (Note 7)	650,000	650	—	—
Net loss, three months ended September 30, 2004	—	—	—	(25,055)
BALANCE, September 30, 2004	53,120,750	$11,887	$0	$(641,516)

See Notes to Condensed Consolidated Financial Statements.

SMALL WORLD KIDS, INC.
(formerly SAVON TEAM SPORTS, INC.)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

Increase (Decrease) in Cash

	January 1, 2004 - May 20, 2004 (Predecessor)	May 21, 2004 ( Inception) - September 30, 2004 (Successor)	Nine Months Ended September 30, 2003 (Predecessor)
OPERATING ACTIVITIES:
Net income (loss)	$(134,861)	$(641,516)	$315,179
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	62,325	59,847	122,143
Amortization of intangibles	—	98,269	—
Non-cash interest expense	—	32,890	—
Increase (decrease) in cash from changes in:
Receivables	(3,507,170)	(1,887,793)	(3,919,131)
Inventories	1,445,781	(1,526,703)	(2,133,509)
Prepaid expenses and other assets	182,695	(531,594)	(585,885)
Accounts payable	(2,052,019)	2,842,022	1,314,566
Accrued liabilities	(56,155)	208,986	(292,251)
Other	66,584	(480,709)	287,549

Net cash used in operating activities	(3,992,820)	(1,826,301)	(4,891,339)

INVESTING ACTIVITIES:
Purchases of property and equipment	(81,372)	(104,702)	(121,092)
Cash for stock in Small World Toys, less cash acquired	—	(5,510,870)	—
Cash for assets of Neurosmith	—	(875,562)	—

Net cash used in investing activities	(81,372)	(6,491,134)	(121,092)

FINANCING ACTIVITIES:
Net borrowings against line of credit	4,200,000	2,330,000	5,350,000
Proceeds from Bridge loan, SWT, LLC	—	5,000,000	—
Proceeds from Bridge loan, related parties	—	3,200,000	—
Payments to former shareholders, Small World Toys	(76,393)	(500,000)	(331,853)

Net cash provided by financing activities	4,123,607	10,030,000	5,018,147

NET INCREASE IN CASH	49,415	1,712,565	5,716

Cash, beginning of period	24,202	—	126,379

Cash, end of period	$73,617	$1,712,565	$132,095

Details of the Small World Toys acquisition:
Fair value of assets acquired	$—	$17,594,798	$—
Liabilities assumed	—	(9,810,311)	—
Notes payable to former shareholder of SWT as part of acquisition price	—	(2,200,000)	—
Cash paid	—	5,584,487	—
Less cash acquired	—	(73,617)	—
Net cash paid for Small World Toys		$$5,510,870	—
Cash payments for interest	$70,462	$146,736	$211,286
Cash payments for taxes	—	1,100	576,507

See Notes to Condensed Consolidated Financial Statements.

SMALL WORLD KIDS, INC.
 (formerly SAVON TEAM SPORTS, INC.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2004

Note 1.                  Basis of Consolidation

As a result of the May 20, 2004 transactions described in the following paragraphs, we have had a change of our management, our controlling shareholders, our financial position and our business plan. Small World Kids, Inc. (formerly SavOn Team Sports, Inc.) (“Small World” or the “Company”) became a holding company and has no significant business operations or assets other than its interest in Small World Toys, Inc. (“Small World Toys” or “SWT”).

On May 20, 2004, Small World completed an Exchange Agreement whereby Small World issued 45,313,750 shares of its common stock, par value $.001 per share, in exchange for all of the equity interests of Fine Ventures, LLC (“FVL”). Prior to the Agreement, Small World was considered a shell company because it had minimal net assets and operations. The agreement was accounted for as a recapitalization of FVL because the shareholders of FVL control the Company after the transaction. Therefore, for accounting purposes, the financial statements presented for Small World are a continuation of FVL. Prior to May 20, 2004, FVL had no operating activities and incurred start up expenditures of $83,560. For financial statement presentation purposes, May 21, 2004 is considered the inception of Small World and all expenditures prior to that date are included in the results of operations for the period ended June 30, 2004, due to immateriality.

On May 20, 2004, Small World acquired all of the issued shares of Small World Toys (Note 3) in a transaction accounted for as a purchase. As a result of the acquisition, SWT is considered to be the predecessor business.

The accompanying condensed consolidated financial statements have been prepared by the Company, without audit, in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. We filed audited financial statements for Small World Toys for the years ended December 31, 2003 and December 31, 2002 on Form 8-K, filed with the SEC on June 4, 2004 and amended on June 16, 2004 and August 30, 2004, which includes all such information and disclosures and, accordingly, should be read in conjunction with the financial information included herein.

In the opinion of management, all adjustments consisting of normal recurring accruals considered necessary for a fair presentation have been included. Operating results for the three- and nine-month periods ended September 30, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004.

Note 2.                   Summary of Significant Accounting Policies

Revenue Recognition

The Company recognizes revenue in accordance with Staff Accounting Bulletin (SAB) 101 “Revenue Recognition in Financial Statements” and SAB 104 “Revenue Recognition”.  Revenue from product sales is recognized upon passing of title to the customer. We ship product to our customers usually based on FOB shipping point. On drop shipments, or direct shipments from our vendors to the customer, revenue is recognized FOB origin or destination, depending on sales terms. On shipments through a consolidator, usually export shipments, revenue is recognized FOB shipment or consolidator, depending on sales terms. Sales allowances for customer promotions, discounts and returns are recorded as a reduction of revenue when the related revenue is recognized. We routinely commit to promotional sales allowance programs with customers. These allowances primarily relate to fixed programs, which the customer earns based on purchases of our products during the year. Discounts are recorded as a reduction of related revenue at the time of sale. While many of the allowances are based on fixed amounts, certain of the allowances, such as the returns allowance, are based on market data, historical trends and information from customers and are therefore subject to estimation.

Trade Accounts Receivable and Allowance for Doubtful Accounts

The Company’s receivables are recorded when billed and represent claims against third parties that will be settled in cash. The carrying value of the Company’s receivables, net of the allowance for doubtful accounts, represents their estimated net realizable value. The Company evaluates the collectibility of accounts receivable on a customer-by-customer basis. The Company records a reserve for bad debts against amounts due to reduce the net recognized receivable to an amount the Company believes will be reasonably collected. The reserve is a discretionary amount determined from the analysis of the aging of the accounts receivables, historical experience and knowledge of specific customers.

	September 30, 2004	December 31, 2003 (Predecessor)
	(Unaudited)
Trade Receivables	$10,295,415	$4,851,544
Less Allowance for doubtful accounts	(177,088)	(128,180)
Receivables, net	$10,118,327	$4,723,364

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

Intangible Assets

The total purchase price of our acquisitions are allocated to the fair value of the assets acquired and liabilities assumed in accordance with the provisions of Statements of Financial Accounting Standards (“SFAS”) No. 141, Business Combinations and No. 142, Goodwill and Other Intangible Assets. In accordance with Statement of Financial Accounting Standards No. 141, we estimated the fair value of the assets acquired for purpose of allocating the purchase price. We retained an independent financial advisory firm to conduct investigations and analyses of the assets acquired to assist us with the purchase price allocation, and the valuation firm has provided us with the estimate of the fair value of these assets upon which the related allocations are based and estimated useful life over which they will be amortized. We continually review the recoverability of the carrying value of long-lived and intangible assets using the methodology prescribed in SFAS 144, Accounting for the Impairment and Disposal of Long-Lived Assets. We also review long-lived assets and the related intangible assets for impairment whenever events or changes in circumstances indicate that the carrying value of such assets may not be recoverable.

Stock Options

As permitted by SFAS No. 123, “Accounting for Stock-Based Compensation,” the stock options granted are accounted for under the intrinsic value recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations.

Stock options are granted at, or above, the fair market value of our stock, and, accordingly, no compensation expense is recognized for these grants in the consolidated statements of operations. Total options granted to employees during the period from July 1, 2004 to September 30, 2004 were 3,520,000 at a weighted average exercise price per share of $.48, a portion vesting immediately and the balance over three years with expiration dates through September 2014. Total options granted to employees during the period from May 20, 2004 to September 30, 2004 were 6,220,000 at a weighted average exercise price per share of $.37, a portion vesting immediately and the balance over three years with expiration dates through September 2014. No options were granted in 2003.

The following pro forma net loss and loss per share information is presented as if the Company accounted for stock-based compensation awarded using the fair value method. Under the fair value method, the estimated fair value of stock-based incentive awards is charged against income over the vesting period.

Three Months Ended September 30, 2004

	Three Months Ended September 30, 2004 (Successor)	Three Months Ended September 30, 2003 (Predecessor)

Net income (loss) as reported	$(25,055)	$505,827
Deduct: Stock-based employee compensation expense determined under the fair value method for all awards, net of related tax effects	(104,101)	—
Pro forma net income (loss)	$(129,156)	$505,827
Basic and diluted net earnings (loss) per share:
As reported	$(0.00)	$50.58
Pro forma	$(0.00)	$50.88

Nine Months Ended September 30, 2004

	January 1, 2004 - May 20, 2004 (Predecessor)	May 21, 2004 (Inception)-September 30, 2004 (Successor)	Nine Months Ended September 30, 2003 (Predecessor)

Net income (loss) as reported	$(134,861))	$(641,516)	$315,179
Deduct: Stock-based employee compensation expense determined under the fair value method for all awards, net of related tax effects	—	(291,256)	—
Pro forma net income (loss)	$(134,861)	$(932,772)	$315,179
Basic and diluted net earnings (loss) per share:
As reported	$(13.49)	$(0.01)	$31.52
Pro forma	$(13.49)	$(0.02)	$31.52

SFAS No. 123 requires the use of option pricing models that were not developed for use in valuing employee stock options. The Black-Scholes option pricing model was developed for use in estimating the fair value of short-lived exchange-traded options that have no vesting restrictions and are fully transferable. In addition, option pricing models require the input of highly subjective assumptions, including the option’s expected life and the price volatility of the underlying stock. Because the Company’s employee stock options have characteristics significantly different from those of traded shares, and because changes in the subjective input assumptions can materially affect the fair value estimate, in the opinion of management, the existing models do not necessarily provide a reliable single measure of the fair value of employee stock options. The fair values of options granted in 2004 were estimated at the date of grant using a Black-Scholes option-pricing model with the following weighted average assumptions:

		2004

Expected life (in years)	1	10
Risk-free interest rate		4.00%
Volatility		98.51
Dividend yield		0.00%

Note 3.                  Acquisition of Small World Toys

On May 20, 2004, Small World Kids acquired all of the issued and outstanding equity interests of Small World Toys. We acquired Small World Toys to be the platform company that will provide well-known and respected brands, long-standing retail relationships and strong operating experience. Management expects that this base will provide the infrastructure from which to acquire additional companies, products and brands. Acquisition targets will be chosen to create synergies in operations, production and distribution without cannibalizing sales. The results of Small World Toys are included in the Statement of Operations for the period of May 21, 2004 to September 30, 2004.

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

A condensed, unaudited balance sheet reflecting the acquired assets and liabilities assumed as of the date of acquisition of Small World Toys was as follows:

Cash	$73,617
Accounts receivable and other receivables	8,321,137
Inventory, prepaids and other current assets	3,864,882
Property and equipment, net	311,660
Other long term assets	57,326
Intangible assets	4,966,176

Total assets	17,594,798

Accounts payable and accrued expenses	1,650,311
Revolving line of credit	7,100,000
Deferred tax liability	1,060,000
Total liabilities	9,810,311

Net - purchase price	$7,784,487

The following table shows the results of operations for the nine months ended September 30, 2004 as if the business combination had been completed as of January 1, 2004 as compared to the actual results of operations of the predecessor company for the nine months ended September 30, 2003.

	Nine Months Ended September 30, 2004	Nine Months Ended September 30, 2003

Net sales	$19,674,354	$17,445,174

Net income (loss)	(776,377)	315,179

Earnings (loss) per share	(.01)	31.52

Note 4.     Purchase of the Neurosmith Product Line

On September 17, 2004, we acquired the electronic learning product line and related intellectual property from Neurosmith, a California-based developer of electronic educational toys for infants and preschoolers, for $876,000. The total purchase price allocated to the acquired assets was based upon estimated fair market values obtained through an independent valuation.  This allocation included the recording of approximately $435,000 to identifiable intangible assets (including $235,000 to technology to be amortized over 5 years and $200,000 to tradenames to be amortized over 10 years).

Note 5.    Computation of Earnings (Loss) per Share

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

Earnings per share have been computed as follows:

	Three Months Ended September 30, 2004 (Successor)	Three Months Ended September 30, 2003 (Predecessor)

Net income (loss)	$(25,055)	$505,827

Basic weighted average number of common shares outstanding	52,577,893	10,000
Dilutive effect of stock options	—	—
Diluted weighted average number of common shares outstanding	52,577,893	10,000
Basic earnings (loss) per share	$(0.00)	$50.58
Diluted earnings (loss) per share	$(0.00)	$50.58

For the period ended September 30, 2004, all options and warrants were considered to be anti-dilutive and were not included in the calculations of earnings per share.

	January 1, 2004 - May 20, 2004 (Predecessor)	May 21, 2004 (Inception)-September 30, 2004 (Successor)	Nine Months Ended September 30, 2003 (Predecessor)

Net income (loss)	$(134,861)	$(641,561)	$315,179
Basic weighted average number of common shares outstanding	10,000	52,544,058	10,000
Dilutive effect of stock options	—	—	—
Diluted weighted average number of common shares outstanding	10,000	52,544,058	10,000
Basic earnings (loss) per share	$(13.49)	$(0.01)	$31.52
Diluted earnings (loss) per share	$(13.49)	$(0.01)	$31.52

For the period ended September 30, 2004, all options and warrants were considered to be anti-dilutive and were not included in the calculations of earnings per share.

Note 6.                 Issuance of Common Shares

Pursuant to an Exchange Agreement dated as of May 20, 2004, by and among Small World Kids and a group of investors (“the Investors’), Small World Kids issued 45,313,750 shares of its common stock, par value $0.001 per share, in exchange for all of the equity interests of Fine Ventures, LLC (“FVL”). As a condition to the closing of this transaction, Michael Rubin, the then-majority shareholder of Small World Kids, sold 5,530,000 shares of his 6,180,000 shares of Small World Kids common stock for $10,000 to the Investors.

On September 15, 2004, in connection with the execution of the Note Purchase Agreement with St. Cloud Capital Partners L.P. ("St. Cloud") (Note 7), we issued St. Cloud 650,000 shares of common stock. The stock has been accounted for in a manner similar to a debt discount.

Note 7.                 Debt Issuance

On September 15, 2004, we entered into a Note Purchase Agreement with St. Cloud Capital Partners L.P. ("St. Cloud"), pursuant to which we issued to St. Cloud a 10% Convertible Promissory Note in the aggregate amount of $2,000,000, due September 15, 2005. Interest shall be due and payable in full on September 15, 2005. However, if the note has not been paid in full by February 2005, commencing on the last day of the next month and on the last day of each month thereafter, interest payments will be due until the note is paid in full. The Company shall pay to St. Cloud seventy-five percent (75%) of the net proceeds received by the Company from the Stock Purchase Agreement (Note 13) pari passu with the Note Purchase Agreement with Strome (see below) to be applied to the repayment of the note until the note is repaid in full. The Company also was required to pay a closing fee of $80,000 and a management fee of $80,000 to St.Cloud. In connection with the issuance of the note, we issued St. Cloud 650,000 shares of common stock and warrants to purchase an additional 350,000 shares of common stock. The warrants are exercisable at an exercise price per share equal to the lesser of $.50 per share or the average price of the Stock Purchase Agreement (Note 13). The warrants expire in September 2008. St.Cloud can elect at its option, but limited to one time, to convert any unpaid principal portion and accrued interest on this note into shares of the Company common stock at the conversion price equal to the average price per share of the Stock Purchase Agreement (Note 13) for all tranches. The Company has granted certain registration rights whereby the Company agreed to include the common stock and warrants in the registration statement which will be filed by the Company with the Securities and Exchange Commission (the “SEC”) in connection with the Stock Purchase Agreement (Note 13).

On September 16, 2004, we entered into a Note Purchase Agreement with Strome Hedgecap Ltd. ("Strome"), pursuant to which we issued to Strome a 10% Convertible Promissory Note in the aggregate amount of $1,200,000, due September 16, 2005. Interest shall be due and payable in full on September 16, 2005. However, if the note has not been paid in full by February 2005, commencing on the last day of the next month and on the last day of each month thereafter, interest payments will be due until the note is paid in full. The Company shall pay to Strome seventy-five percent (75%) of the net proceeds received by the Company from the Stock Purchase Agreement (Note 13) pari passu with the Note Purchase Agreement with St.Cloud to be applied to the repayment of the Note until the Note is repaid in full. The Company also was required to pay a closing fee of $96,000 to Strome. In connection with the issuance of the Note we issued Strome warrants to purchase 1,344,000 shares of common stock. The warrants are exercisable at an exercise price per share equal to the lesser of $.50 per share or the average price of the Stock Purchase Agreement (Note 13). The warrants expire in September 2008. Strome can elect at its option, but limited to one time, to convert any unpaid principal portion and accrued interest on this note into shares of the Company common stock at the conversion price equal to the average price per share of the Stock Purchase Agreement (Note 13) for all tranches. The Company has granted certain registration rights whereby the Company agreed to include the common stock and warrants in the registration statement which will be filed by the Company with the SEC in connection with the Stock Purchase Agreement (Note 13).

The value of the warrants associated with the Note Purchase Agreements with St. Cloud and Strome were $139,000 and $388,000, respectively and were estimated at the date of grant using a Black-Scholes pricing model with the following weighted average assumptions:

		2004

Expected life (in years)	1	4
Risk-free interest rate		4.00%
Volatility		98.51
Dividend yield		0.00%

The value attributed to the warrants and stock was recorded as Warrant Liability (Note 8) and amortized using the effective interest rate method over the term or one year resulting in an effective interest rate of 36.6%. Upon the payment of the notes, any unamortized debt issue costs will be charged to expense.

Note 8.           Warrant Liability

The agreements with St.Cloud and Strome obligate the Company to include the warrant shares and note shares and the common shares issued with those agreements with a registration statement filed in connection with the Put Agreements (Note 13). As of the date of this filing, the Company has not filed a registration statement. Accordingly, pursuant to EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock”, the relative net value of the warrants at the date of issuance was recorded as a warrant liability on the balance sheet. Any change in fair value from the date of issuance to the date the underlying shares are registered will be included in other (expense) income. There was no change in the value of the warrants recorded in the periods ended September 30, 2004.

Note 9.           Segment Information

We sell developmental toys to the specialty toy market. We have no other segment which meets the quantitative thresholds for reportable segments.

Note 10.          Foreign Currency Transactions

Almost all of our purchases are in US dollar denominations. Our nominal foreign currency transaction exposures include gains and losses realized on unhedged inventory purchases that are denominated in a currency other than the applicable functional currency.

Note 11.     Revolving Line of Credit

We may borrow up to $11,500,000 under a revolving line of credit agreement (“Credit Agreement”) expiring July 1, 2005 with Manufacturers Bank (“Manufacturers”). Borrowings under the line of credit agreement are limited to a maximum of 80% to 90%, depending on the month, of eligible accounts receivable plus 50% of eligible inventory to a maximum of $3,000,000 plus 60% of the undrawn face amount of outstanding letters of credit. Borrowings in the form of letters of credit and acceptances are further limited to $1,500,000 and borrowings in the form of releases are limited to $200,000. In addition, borrowings in the form of foreign exchanges are limited to $100,000. Interest is payable monthly at either the bank’s prime rate or at 1.75% above the LIBOR rate as requested in accordance with the terms of the agreement. The agreement contains various financial covenants and is collateralized by a security interest in substantially all of the assets of Small World Toys.

As of September 30, 2004, we had $2,070,000 of availability on our credit facility.

As of September 30, 2004, we were in default under the terms of the Credit Agreement with Manufacturers Bank with the following covenants: Current Ratio and Working Capital. The lender has waived our non-compliance with this covenant for the third quarter ended September 30, 2004.

The Company is in the process of replacing the credit facility with Manufacturers with a new senior credit facility (Note 15).

Note 12.     Bridge Note

The $5,000,000 paid in cash for the SWT Shares as part of the acquisition of Small World Toys (Note 3) on May 20, 2004 came from the proceeds of a bridge loan from SWT, LLC, a Delaware limited liability company and related party. Pursuant to the terms of the bridge loan agreement, Small World Kids executed a five-year note with interest payable quarterly in arrears at a rate equal to 10% per annum (the “Bridge Note”). The Company shall pay to SWT, LLC seventy-five percent (75%) of the net proceeds received by the Company from the Stock Purchase Agreement (Note 13), after the notes from the Note Purchase Agreements with St. Cloud and Strome (Note 7) have been repaid in full, to be applied to the repayment of the Bridge Note until the Bridge Note is repaid in full.

Note 13.     Stock Purchase Agreement

On July 28, 2004, we entered into a stock purchase agreement (“Put Agreements”) with each of Wire Mill Partners III LLC, LLC and Pewter Hill Partners LLC (“Purchasers’) that obligated each of them to purchase, upon our election, up to 8,000,000 shares of our common stock for an aggregate purchase price of $5 million (representing a total commitment from both purchasers of $10 million). The obligation of the Purchaser is subject to the following limitations: (i) the tranches must be sold in order; and (ii) the shares must be registered for resale. If we sell all the shares to the Purchasers, the first tranche of 8,000,000 shares will be sold at a purchase price of $.50 per share and the second tranche of 8,000,000 shares will be sold at $.75 per share. The Company shall pay a five percent (5%) placement fee on the gross proceeds payable to First Securities USA, Inc in connection with the Put Agreements.

On September 23, 2004, we revised the Put Agreements with the Purchasers that obligated each of them to purchase, upon our election, up to 10,100,000 shares of our common stock for an aggregate purchase price of $6.3 million (representing a total commitment of $12.6 million). If we sell all the shares to the Purchasers, the first tranche of 10,100,000 shares will be sold at a purchase price of $.50 per share and the second tranche of 10,100,000 shares will be sold at $.75 per share.

In order to exercise our rights under the Put Agreements, the Company is required to file and have an effective registration statement covering the shares issuable under the Put Agreements. As of the date of this filing, the Company has not filed a registration statement.

Note 14.     Commitment and Contingencies

The Company entered into an employment agreement with Debra Fine, our Chairman, CEO and President on May 20, 2004 for a three-year term, which may continue upon the mutual agreement of the parties thereto except the employment relationship will be on an “at will” basis. The employment agreement provides that in the event that Ms. Fine is terminated prior to the end of the initial three (3) year term, other than for cause, we will pay the compensation and other benefits provided for under the employment agreement for the remainder of the three (3) year term without any deduction or offset for any compensation earned or received from any other sources.

As part of the purchase for SWT Shares on May 20, 2004, we entered into a contingent earnout with the Seller (Note 3). We agreed to a two year promissory note, payable in quarterly installments commencing April 2005 with a minimum payment of $700,000 and a maximum payment of $1,500,000, if certain sales targets are achieved.

Note 15.     Subsequent Event

On November 8, 2004, we executed a commitment letter to enter into a new three year line of credit agreement with PNC Bank, National Association (“PNC”). We may borrow up to $16,500,000 under this Credit Agreement. Borrowings under the line of credit agreement are limited to a maximum of 80% to 85%, depending on the month, of eligible accounts receivable plus the lesser of 60% of eligible inventory or 85% of the appraised net orderly liquidation value to a maximum of $5,000,000. The Credit Agreement also includes a seasonal overadvance line of $1,500,000. Interest is payable monthly at either the bank’s prime rate plus 0.50% or 1, 2 or 3 month fully absorbed PNC Eurodollar Rate plus 3.25% as requested in accordance with the terms of the agreement. The agreement contains a fixed charge financial covenant and is collateralized by a security interest in substantially all of the assets of Small World Toys. As of the date of this filing, no definitive agreement has been executed.

Item 2.     Management’s Discussion and Analysis or Plan of Operation

This discussion should be read in conjunction with the condensed consolidated financial statements and notes thereto included in Item 1 of this Quarterly Report on Form 10-QSB.

The Company is subject to a number of risks and uncertainties that may affect its future performance, as discussed in greater detail in the section entitled “Forward-Looking Statements” at the end of this Item 2.

Overview

Small World Kids was organized on July 28, 2001 in the state of Utah under the name Savon Team Sports, Inc. (“Savon”) to sell sporting goods over the Internet. The business operations generated limited revenues and operated at a loss since inception. On August 1, 2004, as a result of the May 20, 2004 transactions discussed below, we changed our name from Savon Team Sports, Inc. to Small World Kids, Inc. We also changed our domicile from Utah to Nevada.

May 20, 2004 Transactions

Pursuant to an Exchange Agreement dated as of May 20, 2004, by and among Small World Kids and a group of investors (“the Investors’), Small World Kids issued 45,313,750 shares of its common stock, par value $0.001 per share, in exchange for all of the equity interests of Fine Ventures, LLC (“FVL”). As a condition to the closing of this transaction, Michael Rubin, the then-majority shareholder of Small World Kids, sold 5,530,000 shares of his 6,180,000 shares of Small World Kids common stock for $10,000 to the Investors.

Simultaneously, pursuant to the terms of a Stock Purchase Agreement dated as of May 20, 2004, by and among Small World Kids, Debra Fine, Small World Toys, Eddy Goldwasser and Gail S. Goldwasser, Trustee of the Gail S. Goldwasser and Mark Chatinsky Family Trust (“Gail Goldwasser”; collectively with Eddy Goldwasser, (“Goldwassers”), Small World Kids acquired from the Goldwassers all of the issued and outstanding equity interests of Small World Toys (the “SWT Shares”). As consideration for the SWT Shares, Small World Kids paid an aggregate sum of $7,200,000, delivered as follows; (i) $5,000,000 in cash; and (ii) $2,200,000 in the form of a $500,000 six month promissory note, a $1,000,000 seven month promissory note, and a $700,000 two year promissory note. The $5,000,000 in cash was from the proceeds of a bridge loan from SWT, LLC, a Delaware limited liability company whose members are some of the Investors. Pursuant to the terms of the bridge loan agreement, Small World Kids executed a five-year note with interest payable at 10% per annum (the “Bridge Note”).

As a result of the May 20, 2004 transactions, we have had a change of our management, our controlling shareholders, our financial position and our business plan. Small World Kids (formerly SavOn Team Sports, Inc.) (“Small World” or “the Company”) became a holding company and has no significant business operations or assets other than its interest in Small World Toys, the accounting predecessor company. Since Small World Kids, the accounting successor company, had no significant business operations or assets prior to the May 20, 2004 transactions described above, presenting comparative periods would not be meaningful. As such, the results of operations presented below are those of Small World Toys.

The accompanying condensed consolidated statements of operations present the results of operations of Small World Toys, Inc. (the accounting predecessor company) for the period from January 1, 2004 to May 20, 2004 and the consolidated results of Small World Kids, Inc. (the accounting successor company) from May 21, 2004 (inception) to September 30, 2004.

The accompanying condensed consolidated statements of operations present for the three months ended September 30, 2004, the results of operations of Small World Toys, Inc. (the accounting predecessors company) for the period from April 1, 2004 to May 20, 2004 and the consolidated results of Small World Kids, Inc., (the accounting successor company) from May 21, 2004 (inception) to September 30, 2004.

Small World Toys

Through Small World Toys, we develop, manufacture, market and distribute toys that promote healthy minds and bodies in Infant, Pre-School, Early Learning, Imaginative Play and Active Play categories. We also distribute our products in Specialty, Mass, Chain, Education, Catalog, Online and International channels through sales representatives firms as well as in-house sales executives. Our proprietary brands include IQ Baby, Ryan’s Room, Gertie Ball, Small World Living, Puzzibilities, All About Baby and Neurosmith. We also distribute product for several well-known brands. We have been successful in limiting the impact of the toy industry seasonality and fads by focusing on evergreen brands with enduring themes and play patterns resulting in long life cycle products of 4-7 years.

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

Our products are sold domestically and internationally to a broad spectrum of customers including traditional retailers, large and small, specialty toy stores, gift stores, wholesalers, distributors, national chain stores, mail order houses, catalog stores, department stores, as well as internet-based “e-tailers.” Our own sales force manages a wide group of sales representatives across the country and also sells directly to key accounts.

While many of our products are evergreen brands or long life cycle products, we are continually developing new products and redesigning existing products. Our product offerings are a combination of proprietary products that we design, sourced product that we find in other countries, purchase and package in our packaging for distribution and open market product that we put through our distribution chain for retailers.

Although we do have the capability to create and develop products from inception to production, we also use third-parties to provide a portion of the sculpting, sample making, illustration and package design required for our products. Typically, the development process takes from nine to eighteen months from concept to production and shipment to our customers.

We employ a staff of designers. We occasionally acquire other product concepts from unaffiliated third parties. If we accept and develop a third party’s concept for new toys, we generally pay a royalty on the toys developed from this concept that are sold. Royalties payable to inventors and developers generally range from 5% to 10% of the wholesale sales prices for each unit of a product sold by us. We believe that utilizing experienced third-party inventors gives us access to a wide range of development talent.

Our business is subject to seasonal fluctuations. We introduce new product catalogs twice a year, in January and in July. Generally, the second quarter is the period of lowest shipments and sales and, therefore, the least profitable due to fixed costs. Seasonality factors may cause our operating results to fluctuate from quarter to quarter. We reduce our seasonality with retailer “early buy” programs.

Our short to mid-term strategic plan is to focus on both domestic and international market expansion. To achieve this goal, we will focus on brand recognition, quality control, decreasing costs, research and development and strategic acquisitions.

We will use Small World Toys as the platform company that will provide well-known and respected brands, long-standing retail relationships and strong operating experience. Management expects that this base will provide the infrastructure from which to acquire additional companies, products and brands. Acquisition targets will be chosen to create synergies in operations, production and distribution without cannibalizing sales.

Results of Operations

Three Months Ended September 30, 2004 Compared to Three Months Ended September 30, 2003

The following table presents the combined results of operations for the three months ended September 30, 2004 (for the successor company) as compared to the comparable period of the three months ended September 30, 2003 (for the predecessor company). The discussion following the table is based on the combined results.

	Three Months Ended September 30, 2004 (Successor)	Three Months Ended September 30, 2003 (Predecessor)

NET SALES	$7,677,868	$6,946,002

COST OF SALES	4,589,940	3,857,806

GROSS PROFIT	3,087,928	3,088,196

OPERATING EXPENSES:
Selling, general and administrative	2,977,616	2,532,772
Research and development	286,980	199,078
Amortization of intangibles	68,824	—
Total operating expenses	3,333,420	2,731,850

Operating income (loss)	(245,492)	356,346

OTHER INCOME	123,240	230,562

INTEREST EXPENSE	(246,705)	(81,081)

Income (loss) before benefit for income taxes	(368,957)	505,827

BENEFIT (PROVISION) FOR INCOME TAXES	343,902	—

NET INCOME (LOSS)	$(25,055)	$505,827

Net sales

     Net sales increased $732,000 or 10.5% to $7,678,000 for the three months ended September 30, 2004 from $6,946,000 for the three months ended September 30, 2003. Revenues were positively impacted by increased shipments of products related to certain core brands, such as Ryan’s Room, Small World Kids (product line), Gertie Balls and Tolo contributing a 40.5% increase over their respective sales for the three months ended September 30, 2004 versus the comparable prior year period. Contributing to this increase were strong sales of nine (9) new SKUs in Ryan’s Room products that were introduced in the second half of 2003. Somewhat offsetting this increase were decreased shipments relating to certain core brands, such as Puzzibilities and IQ Baby and products relating to the following item classes; Arts and Crafts, Science and Nature, and Vehicles.

Gross Profit

     Gross profit was flat at $3,088,000 for the three months ended September 30, 2004 as compared to $3,088,000 for the three months ended September 30, 2003. Gross profit margin of 40.2% declined for the three months ended September 30, 2004 as compared to 44.5% for the three months ended September 30, 2003. The decrease in gross margin resulted from higher mix of sales to national chains that have lower gross margins than to the specialty stores.

Operating Expenses

Operating expenses increased $601,000 or 22.0% to $3,333,000 for the three months ended September 30, 2004 from $2,732,000 for the three months ended September 30, 2003. Operating expenses as a percent of net sales increased to 43.4% for the three months ended September 30, 2004 from 39.3% for the three months ended September 30, 2003. The primary factor for the increase in operating expenses for the three months ended September 30, 2004 was an increase of $345,000 in general and administrative expenses driven by the cost of becoming a public company. Operations and selling expenses also increased $99,000 for the three months ended September 30, 2004 as compared to the prior year period in support of the increased sales volume. Research and Development increased by $88,000. Amortization of intangibles was $69,000 for the three months ended September 30, 2004.

Other Income and Expense

Other income includes sublease rental income and commission income and decreased $107,000 to $123,000 for the three months ended September 30, 2004 from $231,000 for the three months ended September 30, 2003 due to lower commission income. Interest expense increased $166,000 to $247,000 for the three months ended September 30, 2004 from the three months ended September 30, 2003 due to the $5 million Bridge Note.

Provision for Income Tax

Income tax benefit for the three months ended September 30, 2004 was $344,000 due to the decrease in the deferred tax liability. Small World Toys (predecessor) is a Subchapter S corporation.

Nine Months Ended September 30, 2004 Compared to Nine Months Ended September 30, 2003

The following table presents the combined statement of operations for the periods of January 1, 2004 to May 20, 2004 (for the predecessor company) and May 21, 2004 to September 30, 2004 (for the successor company) as compared to the comparable period of the six months ended September 30, 2003 (for the predecessor). The discussion following the table is based on the combined results.

	January 1, 2004 - May 20, 2004 (Predecessor)	May 21, 2004 -September 30, 2004 (Successor)	Combined for the Nine months Ended September 30, 2004	Nine Months Ended September 30, 2003 (Predecessor)

NET SALES	$10,336,500	$9,337,854	$19,674,354	$17,445,174

COST OF SALES	5,780,780	5,483,810	11,264,590	9,741,404

GROSS PROFIT	4,555,720	3,854,044	8,409,764	7,703,770

OPERATING EXPENSES:
Selling, general and administrative	4,341,565	4,150,053	8,491,618	6,987,045
Research and development	373,034	416,759	789,793	608,419
Amortization of intangibles	—	98,269	98,269	—
Total operating expenses	4,714,599	4,665,081	9,379,680	7,595,463

Operating income (loss)	(158,879)	(811,037)	(969,916)	419,716

OTHER INCOME	81,850	179,609	261,459	419,716

INTEREST EXPENSE	(61,475)	(350,347)	(411,822)	(212,843)

Income (loss) before benefit for income taxes	(138,504)	(981,775)	(1,120,279)	315,179

BENEFIT (PROVISION) FOR INCOME TAXES	3,643	340,259	343,902	—

NET INCOME (LOSS)	$(134,861)	$(641,516)	$(776,377)	$315,179

Net sales

     Net sales for the nine months ended September 30, 2004 increased $2,229,000 or 12.8% to $19,674,000 from $17,445,000 for the nine months ended September 30, 2003. Revenues were positively impacted by increased shipments of products related to certain core brands, such as Ryan’s Room, Small World Kids (product line), Gertie Balls and Tolo contributing a 25.8% increase over their respective sales for the quarter ended September 30, 2004 versus the comparable prior year period. Contributing to this increase were strong sales of nine (9) new SKUs in Ryan’s Room products that were introduced in the second half of 2003. Net sales for the nine months ended September 30, 2004 also benefited from a special promotional program where specialty stores would receive a discount if they ordered more products in the first quarter of 2004 as compared to the amount they ordered in the first quarter of 2003. Somewhat offsetting this increase were decreased shipments of products relating to Café Play and products relating to the following item classes; Arts and Crafts, Science and Nature, and Vehicles.

Gross Profit

     Gross profit for the nine months ended September 30, 2004 increased $706,000 or 9.2% to $8,410,000 from $7,704,000 for the nine months ended September 30, 2003. Gross profit margin of 42.7% declined for the nine months ended September 30, 2004 as compared to 44.0% for the nine months ended September 30, 2003. The decrease in gross margin resulted from higher mix of sales to national chains that have lower gross margins than to the specialty stores.

Operating Expenses

Operating expenses increased $1,784,000 or 23.5% to $9,380,000 for the nine months ended September 30, 2004 from $7,595,000 for the nine months ended September 30, 2003. Operating expenses as a percent of net sales increased to 47.7% for the nine months ended September 30, 2004 from 43.5% for the nine months ended September 30, 2003. The primary factor for the increase in operating expenses for the nine months ended September 30, 2004 was the $807,000 increase in operations and selling expenses in support of the increased sales volume. Research and Development increased by $181,000. General and Administrative expenses also increased $698,000 for the nine months ended September 30, 2004 as compared to the prior year period driven by the cost of becoming a public company. Amortization of intangibles was $98,000 for the nine months ended September 30, 2004.

Other Income and Expense

Other income includes sublease rental income and commission income and decreased $158,000 to $262,000 for the nine months ended September 30, 2004 from $420,000 for the nine months ended September 30, 2003 due to lower commission income. Interest expense increased $199,000 to $412,000 for the nine months ended September 30, 2004 from the nine months ended September 30, 2003 due to the $5 million Bridge Note.

Provision for Income Tax

Income tax benefit for the nine months ended September 30, 2004 was $344,000 due to the decrease in the deferred tax liability. Small World Toys (predecessor) is a Subchapter S corporation.

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

We may borrow up to $11,500,000 under a revolving line of credit agreement (“Credit Agreement”) expiring July 1, 2005 with Manufacturers Bank (“Manufacturers”). Borrowings under the line of credit agreement are limited to a maximum of 80% to 90%, depending on the month, of eligible accounts receivable plus 50% of eligible inventory to a maximum of $3,000,000 plus 60% of the undrawn face amount of outstanding letters of credit. Borrowings in the form of letters of credit and acceptances are further limited to $1,500,000 and borrowings in the form of releases are limited to $200,000. In addition, borrowings in the form of foreign exchanges are limited to $100,000. Interest is payable monthly at either the bank’s prime rate or at 1.75% above the LIBOR rate as requested in accordance with the terms of the agreement. The agreement contains various financial covenants and is collateralized by a security interest in substantially all of the assets of Small World Toys.

As of September 30, 2004, we had $2,070,000 of availability on our credit facility.

As of September 30, 2004, we were in default under the terms of the Credit Agreement with Manufacturers Bank with the following covenants: Current Ratio and Working Capital. The lender has waived our non-compliance with this covenant for the three months ended September 30, 2004.

On November 8, 2004, we executed a commitment letter to enter into a new three year line of credit agreement with PNC Bank, National Association (“PNC”). We may borrow up to $16,500,000 under this Credit Agreement. Borrowings under the line of credit agreement are limited to a maximum of 80% to 85%, depending on the month, of eligible accounts receivable plus the lesser of 60% of eligible inventory or 85% of the appraised net orderly liquidation value to a maximum of $5,000,000. The Credit Agreement also includes a seasonal overadvance line of $1,500,000. Interest is payable monthly at either the bank’s prime rate plus 0.50% or 1, 2 or 3 month fully absorbed PNC Eurodollar Rate plus 3.25% as requested in accordance with the terms of the agreement. The agreement contains a fixed charge financial covenant and is collateralized by a security interest in substantially all of the assets of Small World Toys.

We believe that the funds available to us, including cash expected to be generated from operations and funds available through the committed lines of credit, are adequate to meet our operating needs for 2004 and 2005. However, unforeseen circumstances, such as softness in the retail environment or unanticipated changes in consumer preferences could result in a significant decline in revenues and operating results, which could result in non-compliance with debt covenants under the Credit Agreement. Non-compliance with the debt covenants could result in our being unable to utilize borrowings under our revolving credit facility, a circumstance that would not allow us to fund our operating shortfalls, or accelerate the repayment of the credit facility.

We believe we will need additional financing to fund our acquisition strategy, the amount of which will depend on the price and structure of potential acquisitions.

At September 30, 2004, cash and cash equivalents were approximately $1,713,000 which compares to $24,000 at December 31, 2003.

For the nine months ended September 30, 2004, we used cash from operating activities of $5,819,000 as compared to the nine months ended September 30, 2003, where we used cash from operating activities of $4,891,000. For the nine months ended September 30, 2004, accounts receivable increased $5,395,000 in support of the increase of net sales of $2,229,000 and the early buy programs that are volume related with extended payment terms. This compares to nine months ended September 30, 2003 where accounts receivables increased by $3,919,000. Inventory remained relatively flat by increasing slightly by $81,000 for the nine months ended September 30, 2004. Accounts payable increased by $790,000 for the nine months ended September 30, 2004.

Since we outsource the manufacturing of our product to Asia, we have historically low requirements for additions to property and equipment. For the nine months ended September 30, 2004, we expended $186,000 in additions to property and equipment as compared to the nine months ended September 30, 2003, where we expended $121,000 for additions to property and equipment.

For the nine months ended September 30, 2004, we increased the borrowing under our revolver line of credit by $6,530,000 to fund the cash used by operating activities, as previously described, as compared to the nine months ended September 30, 2003, where we increased the borrowing under our revolver line of credit by $5,350,000.

The $5,000,000 paid in cash for the SWT Shares as part of the Stock Purchase Agreement dated as of May 20, 2004 came from the proceeds of a bridge loan from SWT, LLC, a Delaware limited liability company and related party. Pursuant to the terms of the bridge loan agreement, Small World Kids executed a five-year note with interest payable at 10% per annum (the “Bridge Note”).

On September 15, 2004, we entered into a Note Purchase Agreement with St. Cloud Capital Partners L.P. ("St. Cloud"), pursuant to which we issued to St. Cloud a 10% Convertible Promissory Note in the aggregate amount of $2,000,000, due September 15, 2005. In connection with the issuance of the Note we issued St. Cloud 650,000 shares of common stock and warrants to purchase an additional 350,000 shares of common stock (see Note 7).

On September 16, 2004, we entered into a Note Purchase Agreement with Strome Hedgecap Ltd. ("Strome"), pursuant to which we issued to Strome a 10% Convertible Promissory Note in the aggregate amount of $1,200,000, due September 16, 2005. In connection with the issuance of the Note we issued Strome warrants to purchase an additional 1,344,000 shares of common stock (see Note 7).

Proceeds from the notes with St. Cloud and Strome were partially used to purchase the assets from Neurosmith for $876,000 and to retire $500,000 in notes from the former shareholder of Small World Toys that was due in November 2004.

Cash increased for the nine months ended September 30, 2004 by $1,668,000 as compared to increasing for the nine months ended September 30, 2003 by $6,000 due to the factors previously described.

On July 28, 2004, we entered into a stock purchase agreement (“Put Agreements”) with each of Wire Mill Partners III LLC, LLC and Pewter Hill Partners LLC (“Purchasers’) that obligated each of them to purchase, upon our election, up to 8,000,000 shares of our common stock for an aggregate purchase price of $5 million (representing a total commitment from both purchasers of $10 million). The obligation of the Purchaser is subject to the following limitations: (i) the tranches must be sold in order; and (ii) the shares must be registered for resale. If we sell all the shares to the Purchasers, the first tranche of 8,000,000 shares will be sold at a purchase price of $.50 per share and the second tranche of 8,000,000 shares will be sold at $.75 per share. The Company shall pay a five percent (5%) placement fee on the gross proceeds payable to First Securities USA, Inc in connection with the Put Agreements.

On September 23, 2004, we revised the Put Agreement with the Purchasers that obligated each of them to purchase, upon our election, up to 10,100,000 shares of our common stock for an aggregate purchase price of $6.3 million (representing a total commitment of $12.6 million). If we sell all the shares to the Purchasers, the first tranche of 10,100,000 shares will be sold at a purchase price of $.50 per share and the second tranche of 10,100,000 shares will be sold at $.75 per share.

In order to exercise our rights under the Put Agreements, the Company is required to file and have an effective registration statement covering the shares issuable under the Put Agreements. As of the date of this filing, the Company has not filed a registration statement.

Critical Accounting Policies and Significant Estimates

Management’s discussion and analysis of our financial condition and results of operations are based upon the condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States.  The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities.  On an on-going basis, management evaluates estimates, including those related to the valuation of inventory and the allowance for uncollectible accounts receivable. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.  Actual results may differ from these estimates under different assumptions or conditions. The significant accounting policies which management believes are the most critical to aid in fully understanding and evaluating our reported financial results include revenue recognition, sales allowances, inventory, accounts receivable and bad debt allowances.

Revenue Recognition

The Company recognizes revenue in accordance with Staff Accounting Bulletin (SAB) 101 “Revenue Recognition in Financial Statements” and SAB 104 “Revenue Recognition”.  Revenue from product sales is recognized upon passing of title to the customer. We ship product to our customers usually based on FOB shipping point. On drop shipments, or direct shipments from our vendors to the customer, revenue is recognized FOB origin or destination, depending on sales terms. On shipments through a consolidator, usually export shipments, revenue is recognized FOB shipment or consolidator, depending on sales terms. Sales allowances for customer promotions, discounts and returns are recorded as a reduction of revenue when the related revenue is recognized. We routinely commit to promotional sales allowance programs with customers. These allowances primarily relate to fixed programs, which the customer earns based on purchases of our products during the year. Discounts are recorded as a reduction of related revenue at the time of sale. While many of the allowances are based on fixed amounts, certain of the allowances, such as the returns allowance, are based on market data, historical trends and information from customers and are therefore subject to estimation.

Trade Accounts Receivable and Allowance for Doubtful Accounts
The Company’s receivables are recorded when billed and represent claims against third parties that will be settled in cash. The carrying value of the Company’s receivables, net of the allowance for doubtful accounts, represents their estimated net realizable value. The Company evaluates the collectibility of accounts receivable on a customer-by-customer basis. The Company records a reserve for bad debts against amounts due to reduce the net recognized receivable to an amount the Company believes will be reasonably collected. The reserve is a discretionary amount determined from the analysis of the aging of the accounts receivables, historical experience and knowledge of specific customers.

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

Intangible Assets

The total purchase price of our acquisitions are allocated to the fair value of the assets acquired and liabilities assumed in accordance with the provisions of Statements of Financial Accounting Standards (“SFAS”) No. 141, Business Combinations and No. 142, Goodwill and Other Intangible Assets. In accordance with Statement of Financial Accounting Standards No. 141, we estimated the fair value of the assets acquired for purpose of allocating the purchase price. We retained an independent financial advisory firm to conduct investigations and analyses of the assets acquired to assist us with the purchase price allocation, and the valuation firm has provided us with the estimate of the fair value of these assets upon which the related allocations are based and estimated useful life over which they will be amortized. We continually review the recoverability of the carrying value of long-lived and intangible assets using the methodology prescribed in SFAS 144, Accounting for the Impairment and Disposal of Long-Lived Assets. We also review long-lived assets and the related intangible assets for impairment whenever events or changes in circumstances indicate that the carrying value of such assets may not be recoverable.

Forward-Looking Statements

The following discussion should be read in conjunction with the Company’s consolidated financial statements and the notes thereto appearing elsewhere in this prospectus. This Quarterly Report on Form 10-QSB contains within the meaning of Section 27A of the Securities Act of 1933, and Section 21E of the Securities Exchange Act of 1934. For example, statements included in this prospectus regarding our financial position, business strategy and other plans and objectives for future operations, and assumptions and predictions about future product demand, supply, manufacturing, costs, marketing and pricing factors are all forward-looking statements. When we use words like “intend,” “anticipate,” “believe,” “estimate,” “plan,” “will” or “expect,” we are making forward-looking statements. We believe that the assumptions and expectations reflected in such forward-looking statements are reasonable, based on information available to us on the date hereof, but we cannot assure you that these assumptions and expectations will prove to have been correct or that we will take any action that we may presently be planning. However, these forward-looking statements are inherently subject to known and unknown risks and uncertainties. Actual results or experience may differ materially from those expected or anticipated in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, regulatory policies, competition from other similar businesses, and market and general policies, competition from other similar businesses, and market and general economic factors.

Risk Factors

Our business and operating results depend largely upon the appeal of our products. Our continued success in the toy industry will depend on our ability to redesign, restyle and extend our existing core products and product lines as consumer preferences evolve, and to develop, introduce and gain customer acceptance of new products and product lines. Several trends in recent years have presented challenges for the toy industry, including:

•	a slow economic recovery;

•	the phenomenon of children outgrowing toys at younger ages, particularly in favor of interactive and high technology products;

•	increasing use of technology;

•	our customers going out of business;

•	bad debts (uncollectible receivables);

•	rising costs of raw materials;

•	competition;

•	shorter life cycles for individual products; and

•	higher consumer expectations for product quality, functionality and value.

We cannot assure you that:

•	our current products will continue to be popular with consumers;

•	the product lines or products that we introduce will achieve any significant degree of market acceptance; or

•	the life cycles of our products will be sufficient to permit us to recover licensing, design, manufacturing, marketing and other costs associated with those products.

The toy industry is highly competitive. Certain of our competitors have financial and strategic advantages over us, including:

•	greater financial resources;

•	larger sales, marketing and product development departments;

•	stronger name recognition;

•	longer operating histories; and

•	greater economies of scale.

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

We utilize third-party manufacturers located principally in The People’s Republic of China, or the PRC. Our PRC sales and manufacturing operations are subject to the risks normally associated with international operations, including:

•	currency conversion risks and currency fluctuations;

•	limitations, including taxes, on the repatriation of earnings;

•	political instability, civil unrest and economic instability;

•	greater difficulty enforcing intellectual property rights and weaker laws protecting such rights;

•	complications in complying with laws in varying jurisdictions and changes in governmental policies;

•	greater difficulty and expenses associated with recovering from natural disasters;

•	rising cost of raw material;

•	rising cost of oil and gas;

•	testing;

•	black outs due to energy shortages;

•	transportation delays and interruptions; and

•	the potential imposition of tariffs.

Our business is subject to various laws, including the Federal Hazardous Substances Act, the Consumer Product Safety Act, the Flammable Fabrics Act and the rules and regulations promulgated under these acts. These statutes are administered by the Consumer Product Safety Commission (CPSC), which has the authority to remove from the market products that are found to be defective and present a substantial hazard or risk of serious injury or death. The CPSC can require a manufacturer to recall, repair or replace these products under certain circumstances. We cannot assure you that defects in our products will not be alleged or found. Any such allegations or findings could result in:

•	product liability claims;

•	loss of sales;

•	diversion of resources;

•	damage to our reputation;

•	increased warranty costs; and removal of our products from the market

Other risks include:

•	the ability to obtain external financing on terms acceptable to us in order to meet working capital needs;

•	the ability to generate sufficient available cash flow to service our outstanding debt;

•	restrictions that we are subject to under our credit agreement;

•	unforeseen circumstances, such as severe softness in or collapse of the retail environment that may result in a significant decline in revenues and operating results, thereby causing us to be in non-compliance with our debt covenants and thereby being unable to utilize borrowings under its revolving credit facility, a circumstance likely to occur when operating shortfalls would result in our being in the greatest need of such supplementary borrowings;

•	the risk that reported goodwill may become impaired, requiring us to take a charge against our income;

•	other risks and uncertainties as are or may be detailed from time to time in the Company's public announcements and filings with the SEC, such as filings on Forms 8-K, 10-QSB and 10-KSB.

The Company undertakes no obligation to revise the forward-looking statements contained in this Quarterly Report on Form 10-QSB to reflect events or circumstances occurring after the date of the filing of this report.

Item 3. Controls and Procedures.

As a result of the May 20, 2004 transactions, the internal control structure in place for Small World Toys, Inc. has succeeded to Small World Kids, Inc. Since the acquisition of Small World Toys, our system of internal controls has evolved consistent with the development of our company.

(a) Evaluation of disclosure controls and procedures: As of September 30, 2004, the end of the period covered by this report, our chief executive and our chief financial officer reviewed and evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15 and Rule 15d-15(e)), which are designed to ensure that material information we must disclose in our report filed or submitted under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized, and reported on a timely basis, and have concluded, based on that evaluation, that as of such date, the disclosure controls and procedures were effective to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is accumulated and communicated to our chief executive officer and chief financial officer as appropriate to allow timely decisions regarding required disclosure.

(b) Changes in internal control over financial reporting: For the three and nine months ended September 30, 2004, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceeding.

None

Item 2. Changes in Securities and Small Business Issuers Purchases of Equity Securities

None

Item 3. Defaults Upon Senior Securities

As of September 30, 2004, we were in default under the terms of the Credit Agreement with Manufacturers Bank with the following covenants: Current Ratio and Working Capital. The lender has waived our non-compliance with this covenant for the third quarter ended September 30, 2004. The Company is in the process of replacing the credit facility with Manufacturers with a new senior credit facility (see Note 15)
.

Item 4. Submission of Matters to a Vote of Securities Holders

None

Item 5. Other Information

None

Item 6. Exhibits

31.1	Certification of the Chief Executive pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of the Chief Financial pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of the Chief Executive under Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of the Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

SMALL WORLD KIDS, INC.
Date: November 15, 2004	By: /s/ Robert Rankin
Name: Robert Rankin Title: Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)

