Form 10KSB
period 2004-12-31
SMALL WORLD KIDS INC
filed 2005-03-28
CIK 1157564

UNITED STATES SECURITIES AND EXCHANGE
COMMISSION
Washington, DC 20549

FORM 10-KSB

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE EXCHANGE ACT OF 1934

For the transition period from to

Commission file number 333-68532

SMALL WORLD KIDS, INC.

Nevada	86-06738911
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

5711 Buckingham Parkway, Culver City, California 90230
(Address of principal executive offices)

(310) 645-9680
(Issuer’s telephone number:)

SavOn Team Sports, Inc.; 5039 South 1075 East, Ogden, Utah, 84403; June 30
(Former Name or Former Address and Former Fiscal Year, if changed since last year)

Securities registered pursuant to Section 12(b) of the Exchange Act:
None

Securities registered pursuant to Section 12(g) of the Exchange Act:
None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period as the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-KSB. ☒

Indicate by a check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐          No ☒

The aggregate market value of the voting and non-voting common equity (the only such common equity being Common Stock, $.001 par value) held by non-affiliates of the registrant (computed by reference to the closing sale price of the Common Stock on March 21, 2005) is $.62

The number of shares outstanding of the registrant’s Common Stock, $.001 par value (being the only class of its common stock) is 53,120,750 (as of March 21, 2005).

Documents Incorporated by Reference

None.

Part I

Forward-Looking Statements

The following discussion should be read in conjunction with the Company’s consolidated financial statements and the notes thereto appearing elsewhere in this prospectus. This annual report on Form 10-KSB, including the “Management’s Discussion and Analysis” section in Part II, Item 6 of this report, and other materials accompanying this annual report on Form 10-KSB contain forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Act of 1934, as amended. For example, statements included in this prospectus regarding our financial position, business strategy and other plans and objectives for future operations, and assumptions and predictions about future product demand, supply, manufacturing, costs, marketing and pricing factors are all forward-looking statements. When we use words like “intend,” “anticipate,” “believe,” “estimate,” “plan,” “will” or “expect,” we are making forward-looking statements. We believe that the assumptions and expectations reflected in such forward-looking statements are reasonable, based on information available to us on the date hereof, but we cannot assure you that these assumptions and expectations will prove to have been correct or that we will take any action that we may presently be planning. However, these forward-looking statements are inherently subject to known and unknown risks and uncertainties. Actual results or experience may differ materially from those expected or anticipated in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, regulatory policies, competition from other similar businesses, and market and general economic factors.

ITEM 1. DESCRIPTION OF BUSINESS

Small World Kids, Inc. was organized on July 28, 2001 under the name SavOn Team Sports, Inc. in the State of Utah to sell sporting goods over the internet. As used in this Form 10-KSB, the terms “we,” the “Company” and “Small World Kids” refer to Small World Kids, Inc. Our business operations generated limited revenues and we have operated at a loss since inception. As such, our Board of Directors determined that it would be in the best interest of the shareholders to consider alternative business operations. As described below, on May 20, 2004, we acquired Fine Ventures, LLC, a Nevada limited liability company, and Small World Toys, a California corporation. As a result of these acquisitions, we have had a change of our management, our controlling shareholders, our financial position and our business plan. Small World Kids is now a holding company and has no significant business operations or assets other than its interest in Small World Toys. Since the acquisition of Small World Toys, the Company has been engaged in the development, manufacturing, marketing and distribution of educational and developmental toys. To more accurately reflect our operations after the acquisitions, we changed our name from SavOn Team Sports, Inc. to Small World Kids, Inc. and changed our place of incorporation from the state of Utah to the state of Nevada.

Overview of Small World Toys

Small World Toys, our platform company, has been distributing high-quality toys for almost 40 years. Our Small World Toy’s proprietary product lines features toys for children ages zero to ten with a focus of promoting early learning, education, discovery and imagination. The Company develops, manufactures, markets and distributes toys to promote healthy minds and bodies in infant, pre-school, early learning, imaginative play and active play categories. The company distributes its products in specialty, mass, chain, education, catalog, online and international channels through sales representative firms as well as in-house sales executives. The company’s proprietary brands include IQ Baby®, IQ Preschool®, Ryan’s Room®, Gertie Ball®, Small World Living™, Puzzibilities®, All About Baby® and Neurosmith®. We also exclusively distribute product for several well-known brands such as TOLO®, BAO, Little Tikes® and Baby Culture to the specialty toy market in the United States through our SW Express™ distribution arm. Small World Toys has also acquired licenses for its products including “Clifford the Big Red Dog” from Scholastic and the works of Eric Carle, including “The Very Hungry Caterpillar”.

Recent Developments

Acquisition of Fine Ventures LLC and Small World Toys

Pursuant to an Exchange Agreement dated as of May 20, 2004, by and among the Company and a group of investors (the “Investors’), the Company issued 45,313,750 shares of its common stock, par value $0.001 per share, in exchange for all of the equity interests of Fine Ventures, LLC (“FVL”). Prior to May 20, 2004, FVL had no operating activities. As a condition to the closing of this transaction, Michael Rubin, the then-majority shareholder of the Company, sold 5,530,000 shares of his 6,180,000 shares of the Company common stock for $10,000 to the Investors.

Simultaneously, pursuant to the terms of a Stock Purchase Agreement dated as of May 20, 2004, by and among the Company, Debra Fine, Small World Toys, Eddy Goldwasser and Gail S. Goldwasser, Trustee of the Gail S. Goldwasser and Mark Chatinsky Family Trust (“Gail Goldwasser”; collectively with Eddy Goldwasser, (“Goldwassers”), Small World Kids acquired from the Goldwassers all of the issued and outstanding equity interests of Small World Toys (the “SWT Shares”). As consideration for the SWT Shares, Small World Kids paid an aggregate sum of $7,200,000, delivered as follows; (i) $5,000,000 in cash; and (ii) $2,200,000 in the form of a $500,000 six month promissory note, a $1,000,000 seven month promissory note, and a $700,000 two year promissory note payable in quarterly installments commencing April 2005. The $5,000,000 in cash was from the proceeds of a bridge loan from SWT, LLC, a Delaware limited liability company, whose members are some of the Investors. Pursuant to the terms of the bridge loan agreement, Small World Kids executed a five-year note with interest payable at 10% per annum (the “Bridge Note”).

Acquisition of Certain Assets of Neurosmith, LLC

On September 17, 2004, Small World Toys acquired certain assets of Neurosmith, LLC pursuant to the terms of an asset purchase agreement. For a purchase price of $875,562 we purchased the electronic learning and related intellectual property, prototypes, models, chips and miscellaneous assets. In connection with this purchase, we entered into a license agreement with Tinkers & Chance, a California partnership for a non-exclusive world-wide license under certain patent and patent applications applicable to the Neurosmith products.

Name Change / Change of Domicile

On August 1, 2004 we changed our name to Small World Kids, Inc. and changed our domicile from the State of Utah to the State of Nevada.

Strategic Plan

Our strategic plan is market expansion through both organic company growth of product lines, introducing new play categories and licensing, as well as the acquisition of product lines and profitable companies that are accretive. We have increased penetration into key, existing accounts such as Specialty Toy, Gift, Juvenile, Department Stores, Education, Catalogs and E-commerce through the creation of product and catalogs that target these channels. We have expanded the number of retail doors from approximately 2,200 to 2,600 in the past six months through promotional programs that introduce our products and create a first time incentive to purchase. We have recently licensed “Clifford the big Red Dog” from Scholastic and the works of Eric Carle, including “The Very Hungry Caterpillar”, to expand into book stores and other chains that carry those licensed products. We are also expanding into the International marketplace by hiring distributors in Asia, Western Europe, South America, Canada and Australia.

We are acquiring product lines and companies that create synergies in operations, production and distribution without cannibalizing sales. We have strengthened Small World Toys, our platform company, to provide the infrastructure for the expansion which has allowed us to integrate our latest acquisition, Neurosmith into the company within two quarters. Within the $25 Billion toy industry, we believe there are numerous small to mid-market companies in the $10 Million to $75 million range that are profitable and provide an attractive acquisition opportunity. We believe we will be able to acquire companies and product lines at 5-7 times cash flow. The public P/E’s ratios for the Toy Industry are currently at approximately 15-20X.

The anticipated benefits of the proposed strategy include:

•	Enhanced channels of distribution for products through the combination of the potential target’s alternative distribution channels with the Company’s specialty retail distribution channels.

•
Diversified product lines within high growth categories to create additional in-store placement in multiple sections of the store, which we believe will increase per store orders and a greater percentage of shelf space.

•
Greater number of unit sales for a product which will decrease manufacturing costs, therefore increasing margins and allowing us to benefit from price breaks that vendors offer for larger quantity orders.

•	Fuller utilization of operations as a percentage of sales which will increase operating margins as we combine operating departments.

•	Cost improvements in production and distribution coupled with expanded and improved product lines leading to increased profitability and growth.

•	Expansion into international markets through multi-country distributors.

We regard economies of scale, product line extensions, new customer relationships, and opportunities for increased cost reductions as particularly important in our analysis of a potential acquisition’s strategic value. However, acquisitions involve many uncertainties, and our attempts to identify appropriate acquisitions, and finance and complete any particular acquisition, may not be successful. In addition, growth by acquisition involves risks that could adversely affect the Company’s results of operations, including difficulties in integrating the operations, the potential loss of key employees of acquired companies and potential increase of indebtedness to finance the acquisition.

Industry Overview

According to the Toy Industry Association, Inc., TIA, one of the leading toy industry trade groups, the United States is the world’s largest toy market, followed by Japan and Western Europe. According to Packaged Facts, the U.S. toy market had estimated annual revenues of $25 billion in 2003 with historic growth rates in the toy industry (which includes educational and early learning products) averaging 5% to 7% annually. However, recent declines in overall toy industry revenues due in part to a lackluster economy, the bankruptcy of key customers such as K-Mart, eToys, and FAO Schwarz and lost sales due to the closure of the Port of Long Beach in 2002, have led to lower growth rates over the last three years. Despite this recent decline and the relative maturity of the toy industry, NPD Group reported that same store sales grew 5% at the end of December 2003. In addition, both Packaged Facts and the Toy Industry Association have estimated that growth rates will return to 5% to 7% annually from 2004-2007.

Management believes that the toy industry growth will be primarily driven by the following trends:

•	According to Packaged Facts, the U.S. population of children under the age of 12 is at an all-time high at close to 38% of the population, or 64 million children.

•	According to Packaged Facts, the U.S. birthrate is higher than it has been in 30 years due to an increase in fertility and the trend of mothers giving birth later in life.

•
The last census revealed that there are over 70 million people in the United States over the age of 55. That number is expected to grow 60% by 2007, which is six times faster than the rest of the population. A vast majority of persons in this demographic are grandparents and according to Packaged Facts, grandparents currently spend more than $2 billion annually in toys for their grandchildren.

•
Packaged Facts projects a 35% increase in the U.S. Hispanic population from 2000-2010 versus a 1% growth rate for the non-Hispanic population. According to the NDP Group, the Hispanic population is 27% more predisposed to buy infant and preschool toys than the average population.

•
According to the International Council of Toy Industries, the International toy markets currently account for $6 billion in sales for U.S. toy companies. The NDP Group predicts that international sales for U.S. toy companies will increase to 30% of sales in 2004 and are expected to increase to 51% of sales in 2005.

Product Overview

We develop and manufacture, market and distribute high-quality toys that we distribute through Specialty, Chain, Education, Catalog, Online and International Channels. Our Small World Toy’s proprietary product lines features toys for children ages zero to ten with a focus of promoting, early learning, education, discovery and imagination. Our product lines include over 800 products. Most of our products have long life cycles (5-7 years on average) and our brands are commonly referred to in the toy industry as “evergreen.” We believe that evergreen brands are less subject to market fads and trends.

SMALL WORLD TOYS BRANDS

Small World Toys’ proprietary brands feature toys for children ages 0 - 10 years with a focus on early learning, discovery, imagination and active play. The company positioning reflects our “whole child” philosophy by providing high-quality products that nurture the whole child - mind, body and spirit - through vibrant, engaging toys that promote early learning, reward social interaction and encourage physical fitness.

LEARNING BRANDS:

 IQ Baby® - Infant toys that invite exploration, encourage discovery and reward development in the critical years from birth through toddlerhood.

IQ Preschool® - Preschool toys that inspire discovery and imagination, fostering valuable developmental skills kids will use for a lifetime.

Neurosmith® - Innovative, open-ended, electronic learning toys that combine the latest child development research with fun, interactive play patterns. These musical toys utilize the highest available sound quality to stimulate key areas of the brain and actually help teach your child how to learn.

 Puzzibilities® - Innovative, high quality, wooden puzzles designed in four progressive levels to stimulate “piece by piece” fun learning across a range of ages and developmental skills.

IMAGINATIVE PLAY BRANDS:

 Ryan's Room® - Classic wooden play sets and accessories that allow children to imagine, create and bring to life their very own worlds.

All About Baby® - Sweet, huggable dolls to love and nurture complete with popular and imaginative accessories.

Small World Living™ - The ultimate in realistic role play toys and environments to encourage your child to play out his dreams of “what I want to be when I grow up!”

ACTIVE PLAY BRANDS:
Gertie Ball® - “The world’s most catchable ball!” - an award-winning line of balls for all ages, designed with a wide variety of unique textures, designs and features.

Active Edge® - Sports and activity toys designed to give a child a sense of mastery and empowerment and build a foundation for an active, fit lifestyle. Encourages your child to get out and play.

Distribution

Small World Toys has been distributing its products to a broad spectrum of retail and other accounts for almost 40 years. Some of these accounts include toy specialty, chain, gift, education, catalog and e-commerce. The company has over 80 sales representatives, within 11 representative firms that sell to these accounts by geographic locations. The representative firms are managed in house. In addition, a 5 member sales team handles in house accounts as well as develops new channels of distribution. The company has utilized its distribution strength to represent other, high quality companies that did not have distribution into the specialty market in the United States such as Tolo®, Little Tikes®, Baby Culture and BAO.

SW Express is our arm that distributes high-quality products produced by partner companies, including Tolo®, Little Tikes®, BAO and Baby Culture. Distribution allows us to increase category presence, expand market share, limit manufacturing (tooling) risk and sell into new channels. At this point, most of our distributed products are plastic toys produced in China.

Bright, whimsical infant and preschool toys made of quality plastic and plush, which are produced in China by British founders with a strong European market presence. Small World has distributed Tolo products in the USA for over ten years.

 Known for quality and durability, Little Tikes produces a line of wood and plastic preschool toys that Small World has distributed since 2003.

BAO and Baby Culture: High quality plastic infant and preschool toys with an emphasis on value - more lights, sounds and activities for the price point than your typical toy.

Outside of the United States, our primary markets are Canada, Western Europe, and Asia. Sales of our products abroad accounted for approximately $670,000 or 2.3% and $485,000 or 1.9% of our net sales in 2004 and 2003, respectively. We believe that foreign markets present an attractive opportunity, and we plan to intensify our marketing efforts and further expand our distribution channels abroad.

Marketing

Generally, our products and brands are promoted through local market promotions, merchandising displays and advertising print. Our product launches include in-store merchandising displays, trade advertising and newspaper ads that are co-oped with our retail customers. We participate in the New York Toy Fairs in October and February. We also attend gift and juvenile shows including JPMA (Juvenile Products Manufacturers Assoc.), NSSEA (National School Supply & Education Assoc., and ABC (All Baby’s and Children Expo). Going forward, we will maintain our trade and local marketing efforts while expanding programs to reach the consumer on a more national level, including an increased focus on public relations outreach, strengthening partnerships with key influencers in the fields of early learning and child development, participation in relevant event marketing and sponsorships, utilization of direct-to-consumer media and the establishment of consumer loyalty programs.

Manufacturing

We outsource the manufacturing of our proprietary products to vendors in Asia. We believe our outsourcing strategy enhances the scalability of our manufacturing efforts. We use numerous manufacturers to source components and build finished products to our specifications. During the year ended December 31, 2004, the top ten vendors accounted for 58% of the total product purchases. The top two of these vendors accounted for 10% and 8% of total purchases, respectively. Manufacturers are selected based on their technical and production capabilities and are matched to particular products to achieve cost and quality efficiencies. We have long standing relationships with our manufacturers and have been manufacturing in Asia for more than 15 years. The majority of our products are shipped directly to our warehouse in Carson, California and are later shipped to meet the demands of our retailers and distributors.

Customers and Customer Service

Our two largest customers, TJX Companies and Ross Stores, Inc. collectively represented 21.7 % and 20.2% of 2004 and 2003 sales, respectively. No other customer represents greater than 5% of our sales in 2004 or 2003. Although we do not have long term contracts with any of our customers, we believe that our ability to establish and maintain long-term relationships with our customers depends, in part, on the strength of our customer support and service operations. We encourage and utilize frequent communication with and feedback from our customers and retailers to continually improve our products and service. We offer toll-free telephone support for customers who prefer to talk directly with a customer service representative. We also respond to e-mail inquiries received through our website.

Product Development

While many of our products are evergreen brands or long life cycle products, we are continually developing new products and the refreshing of existing products. We expensed approximately $1,173,000 and $1,032,000 in 2004 and 2003, respectively on activities relating to the development and design of new products. Our product offerings are a combination of proprietary products that we design, sourced product that we find in other countries, purchase and package in our packaging for exclusive distribution in the United Sates specialty market and a small amount of open market product that we put through our distribution chain for retailers.

We have the capability to create and develop products from inception to finished goods. Additionally, we use third-parties to provide a portion of the sculpting, sample making, illustration and package design required for our products. Typically, the development process takes from nine to eighteen months from concept to production and shipment to our customers.

We have launched an electronic learning line through our recent acquisition of Neurosmith.

We employ a staff of designers. We occasionally acquire other product concepts from unaffiliated third parties. If we accept and develop a third party’s concept for new toys, we generally pay a royalty on the toys developed from this concept that are sold, and may, on an individual basis, guarantee a minimum royalty. Royalties payable to inventors and developers generally range from 5% to 10% of the wholesale sales prices for each unit of a product sold by us. We believe that utilizing experienced third-party inventors gives us access to a wide range of development talent.

We also have license agreements with third parties that permit us to utilize the trademark, characters or inventions of the licensor in products that we sell.

Competition

Competition in the toy industry is intense. We compete with several medium and small toy companies in our product categories that distribute products into the specialty toy market such as Alex, International Playthings Inc., Melissa and Doug, Playmobil U.S.A., RC2 Corporation, and Toysmith Group. We also compete with several large toy companies such as Mattel, Hasbro and Jakks Pacific. These competitors have greater financial resources, larger sales and marketing and product development departments, stronger name recognition, longer operating histories and benefit from greater economies of scale. These factors, among others, may enable our competitors to market their products at lower prices or on terms more advantageous to customers than those we could offer for our competitive products. These competitors may have a greater ability to procure product licenses, as well as to market and distribute products and obtain shelf space. Competition may result in price reductions, reduced gross margins and loss of market share, any of which could have a material adverse effect on our business, financial condition and results of operations. We compete primarily in the infant and pre-school category and the educational toy category of the U.S. toy industry and, to some degree, in the International toy industry. Our platform company, Small World Toys, has been distributing our products into the specialty retail, catalog, education and chains for over 40 years and we believe that our relationships and quality of our product brand awareness have been critical to our penetration.

Distribution Arrangements

We utilize our distribution of our products into over 3,000 outlets by marketing and distributing certain products for TOLO Toys Ltd. Tolo® toys are specifically designed to stimulate a child’s interest and curiosity and encouraging early developmental skills. Small World Toys has the exclusive U.S. distribution to the specialty toy market for these infant and toddler toys. We also provide limited marketing support for TOLO Toys. Small World Toys also has the exclusive U.S. distribution to the specialty toy market for Little Tikes®, BAO and Baby Culture

Seasonality

Our business is subject to seasonal fluctuations. In 2004 and 2003, approximately 59% and 60%, respectively of net sales were generated in the third and fourth calendar quarters. We have traditionally introduced new product catalogs in January and in July 2004. Generally, the first quarter is the period of lowest shipments and sales and therefore the least profitable due to fixed costs. Seasonality factors may cause our operating results to fluctuate from quarter to quarter. However, we employ customer programs for retailers or “early buy” programs to lesson the seasonality. These programs provide an opportunity for our customers to purchase our products in the first and second quarters and stock through the year by offering dating programs, where they pay in their highest sales quarters, typically in the third and fourth quarters.

Employees

At December 31, 2004, we had a total of 61 employees, with 18 employees at our warehouse in Carson, California, 21 employees in sales and marketing,  8 employees in research and development and 14 employees in general and administration. None of our employees are covered by a collective bargaining agreement. We consider our relations with our employees to be good.

Risk Factors

Set forth below and elsewhere in this annual report on Form 10-KSB, and in other documents we file with the SEC, are risks and uncertainties that could cause actual results to differ materially from the results contemplated by the forward-looking statements contained in this annual report. Because of the following factors, as well as other variables affecting our operating results, past financial performance should not be considered a reliable indicator of future performance, and investors should not use historical trends to anticipate results or trends in future periods.

We are subject to changing consumer preferences.

Our business and operating results depend largely upon the appeal of our products. Our continued success in the toy industry will depend on our ability to redesign, restyle and extend our existing core products and product lines as consumer preferences evolve, and to develop, introduce and gain customer acceptance of new products and product lines. Several trends in recent years have presented challenges for the toy industry, including:

•	a slow economic recovery;

•	the phenomenon of children outgrowing toys at younger ages, particularly in favor of interactive and high technology products;

•	increasing use of technology;

•	our customers going out of business;

•	bad debts (uncollectible receivables);

•	rising costs of raw materials;

•	competition; and

•	higher consumer expectations for product quality, functionality and value.

We cannot assure you that:

•	our current products will continue to be popular with consumers;

•	the product lines or products that we introduce will achieve any significant degree of market acceptance;

•	we will be able to expand into new channels; or

•	the life cycles of our products will be sufficient to permit us to recover design, manufacturing, marketing and other costs associated with those products.

The toy industry is highly competitive.

The toy industry is highly competitive. Certain of our competitors have financial and strategic advantages over us, including:

•	greater financial resources;

•	larger sales, marketing and product development departments;

•	stronger name recognition;

•	longer operating histories; and

•	greater economies of scale.

In addition, the toy industry has no significant barriers to entry. Competition is based primarily on the ability to design and develop new toys, to sell the products into retail and sell through to consumers through successful marketing. Many of our competitors offer similar products or alternatives to our products. We cannot assure you that we will be able to obtain adequate shelf space in retail stores to support our existing products or to expand our products and product lines or that we will be able to continue to compete effectively against current and future competitors.

We need to be able to acquire and integrate companies and new product lines successfully.

Our growth strategy depends in part upon our ability to acquire companies and new product lines. Future acquisitions will succeed only if we can effectively assess characteristics of potential target companies and product lines, such as:

•	salability of products;

•	suitability of distribution channels;

•	management ability;

•	financial condition and results of operations; and

•	the degree to which acquired operations can be integrated with our operations.

We cannot assure you that we can identify strategic acquisition candidates or negotiate acceptable acquisition terms, and our failure to do so may adversely affect our results of operations and our ability to sustain growth. Our acquisition strategy involves a number of risks, each of which could adversely affect our operating results, including:

•	difficulties in integrating acquired businesses or product lines, assimilating new facilities and personnel and harmonizing diverse business strategies and methods of operation;

•	diversion of management attention from operation of our existing business;

•	loss of key personnel from acquired companies; and

•	failure of an acquired business to achieve targeted financial results.

A substantial reduction in or termination of orders from any of our largest customers could adversely affect our business, financial condition and results of operations.

Our two largest customers accounted for 21.7 % and 20.2% of our net sales in 2004 and 2003, respectively. Except for outstanding purchase orders for specific products, we do not have written contracts with or commitments from any of our customers. A substantial reduction in or termination of orders from any of our largest customers could adversely affect our business, financial condition and results of operations. In addition, pressure by large customers seeking price reductions, financial incentives, changes in other terms of sale or for us to bear the risks and the cost of carrying inventory also could adversely affect our business, financial condition and results of operations. If one or more of our major customers were to experience difficulties in fulfilling their obligations to us, cease doing business with us, significantly reduce the amount of their purchases from us, it could have a material adverse effect on our business, financial condition and results of operations. In addition, the bankruptcy or other lack of success of one or more of our significant retailers could negatively impact our revenues and bad debt expense.

We depend on third-party manufacturers who develop, provide and use the tools and dies that we own to manufacture our products and we have limited control over the manufacturing processes.

Any difficulties encountered by the third-party manufacturers that result in product defects, production delays, cost overruns or the inability to fulfill orders on a timely basis could adversely affect our business, financial condition and results of operations.

We do not have long-term contracts with our third-party manufacturers.

Although we believe we could secure other third-party manufacturers to produce our products, our operations would be adversely affected if we lost our relationship with any of our current suppliers or if our current suppliers’ operations or sea or air transportation with our overseas manufacturers were disrupted or terminated even for a relatively short period of time. During the year ended December 31, 2004, the top ten vendors accounted for 58% of the total product purchases. The top two of these vendors accounted for 10% and 8% of total purchases, respectively. Our tools and dies are located at the facilities of our third-party manufacturers. Although we do not purchase the raw materials used to manufacture our products, we are potentially subject to variations in the prices we pay our third-party manufacturers for products, depending on what they pay for their raw materials.

We have manufacturing operations outside of the United States, subjecting us to risks associated with international operations.

We utilize third-party manufacturers located principally in The People’s Republic of China, or the PRC. Our PRC sales and manufacturing operations are subject to the risks normally associated with international operations, including:

•	currency conversion risks and currency fluctuations;

•	limitations, including taxes, on the repatriation of earnings;

•	political instability, civil unrest and economic instability;

•	complications in complying with laws in varying jurisdictions and changes in governmental policies;

•	greater difficulty and expenses associated with recovering from natural disasters;

•	rising cost of raw material;

•	rising cost of gas;

•	testing;

•	black outs due to energy shortages;

•	transportation delays, interruptions and strikes; and

•	the potential imposition of tariffs.

Our reliance on external sources of manufacturing can be shifted, over a period of time, to alternative sources of supply, should such changes be necessary. However, if we were prevented from obtaining our products due to medical, political, labor or other factors beyond our control, our operations would be disrupted while alternative sources of products were secured. Also, the imposition of trade sanctions by the United States against a class of products imported by us from, or the loss of “normal trade relations” status by China, could significantly increase our cost of products imported from that nation.

Our business is subject to government regulation and to potential product liability claims.

Our products sold in the United States are subject to various laws, including the Federal Hazardous Substances Act, the Consumer Product Safety Act, the Federal Hazardous Substances Act, the Flammable Fabrics Act and the rules and regulations promulgated under these acts. These statutes are administered by the Consumer Product Safety Commission (“CPSC”), which has the authority to remove from the market products that are found to be defective and present a substantial hazard or risk of serious injury or death. The CPSC can require a manufacturer to recall, repair or replace these products under certain circumstances. We cannot assure you that defects in our products will not be alleged or found. Any such allegations or findings could result in:

•	product liability claims;

•	loss of sales;

•	diversion of resources;

•	damage to our reputation;

•	increased warranty costs; and

•	removal of our products from the market.

Any of these results may adversely affect our business, financial condition and results of operations. There can be no assurance that our product liability insurance will be sufficient to avoid or limit our loss in the event of an adverse outcome of any product liability claim.

Risks Associated with an Investment in our Common Stock

The so-called “penny stock rule” could make it cumbersome for brokers and dealers to trade in our common stock, making the market for our common stock less liquid which could cause the price of our stock to decline.

Trading of our common stock on the OTCBB may be subject to certain provisions of the Securities Exchange Act of 1934, as amended commonly referred to as the “penny stock” rule. A penny stock is generally defined to be any equity security that has a market price less than $5.00 per share, subject to certain exceptions. If our stock is deemed to be a penny stock, trading in our stock will be subject to additional sales practice requirements on broker-dealers. These may require a broker-dealer to:

•	make a special suitability determination for purchasers of our shares;

•	receive the purchaser’s written consent to the transaction prior to the purchase; and

•	deliver to a prospective purchaser of our stock, prior to the first transaction, a risk disclosure document relating to the penny stock market.

Consequently, penny stock rules may restrict the ability of broker-dealers to trade and/or maintain a market in our common stock.

ITEM 2. DESCRIPTION OF PROPERTIES

Our corporate headquarters are located at 5711 Buckingham Parkway, Culver City, California 90230, where we lease approximately 28,000 square feet and sublease approximately 17,000. This lease expires on February 28, 2006.  We also lease approximately 62,000 square feet of warehouse space in Carson, California. This lease expires on December 31, 2005. We lease approximately 3,000 square feet of showroom space in New York City, however, we do not intend to renew this lease or lease new showroom space in New York City when this lease expires on April 30, 2005. We believe these facilities and additional or alternative space available to us will be adequate to meet our needs in the near term.

ITEM 3. LEGAL PROCEEDINGS

The Company is periodically involved in legal actions and claims that arise as a result of events that occur in the normal course of operations. The Company is not currently aware of any formal legal proceedings or claims that the Company believes will have, individually or in the aggregate, a material adverse effect on the Company's financial position or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED
STOCKHOLDER MATTERS

Our common stock is quoted on the OTC Bulletin Board of the National Association of Securities Dealers, Inc. (the “NASD”) under the symbol “SWKD”. Our stock was not actively traded until May 20, 2004, and the following table sets forth, for the periods indicated, the high and low bid prices for the period from May 20, 2004 through December 31, 2004 as reported by Yahoo Finance. These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

Fiscal 2004	Low	High

May 20 - June 30, 2004	$.25	$.75

Quarter ended September 30, 2004	.50	.75

Quarter ended December 31, 2004	.43	.62

Holders

As of March 21, 2005, we currently have outstanding 53,120,750 shares of our common stock outstanding. As of March 8, 2005, our shares of common stock are held by approximately 110 stockholders of record. This does not include an indeterminate number of beneficial owners of securities whose shares are held in the names of various dealers and clearing agencies.

Dividends

We have never paid cash dividends. Our future dividend policy will be determined by our Board of Directors and will depend upon a number of factors, including our financial condition and performance, our cash needs and expansion plans, income tax consequences, and the restrictions that applicable laws and our credit arrangements then impose.

Securities Authorized for Issuance under Equity Compensation Plans

The following table summarizes the securities authorized for issuance as of December 31, 2004 under our 2004 Stock Compensation Plan, the number of shares of our common stock issuable upon the exercise of outstanding options, the weighted average exercise price of such options and the number of additional shares of our common stock still authorized for issuance under such plan. The 2004 Stock Compensation Plan has not been approved by our security holders, a description of which is set forth in Note 2 of the Notes to Consolidated Financial Statements.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available or future issuance under equity compensation plans
Equity compensation plans approved by security holders	—	$—	—
Equity compensation plans not approved by security holders	6,570,000	$.38	1,230,000

Total	6,570,000	$.38	1,230,000

ITEM 6.	MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following table presents the pro forma results of operations of Small World Toys (the accounting predecessor company) for the period from January 1, 2004 to May 20, 2004 and the consolidated results of Small World Kids, Inc. (the accounting successor company) from May 21, 2004 (inception) to December 31, 2004 and the results of operations of Small World Toys (the accounting predecessor company) for the years ended December 31, 2003 and 2002 (short year) and fiscal years ended January 31, 2001 and 2000. The discussion following the table is based on the pro forma results of operations of Small World Toys (the accounting predecessor company) for the period from January 1, 2004 to May 20, 2004 and the consolidated results of Small World Kids, Inc. (the accounting successor company) from May 21, 2004 (inception) to December 31, 2004 and the results of operations of Small World Toys (the accounting predecessor company) for the year ended December 31, 2003.

	January 1, 2004 - May 20, 2004 (Predecessor)	May 21, 2004 - December 31, 2004 (Successor)	Year ended December 31, 2004 (Pro forma)	Year ended December 31, 2003 (Predecessor)	Eleven months (short year) ended December 31, 2002 (Predecessor)	Year ended January 31, 2002 (Predecessor)	Year ended January 31, 2001 (Predecessor)
Statement of Earnings Data:
Net revenues	$10,336,500	$19,156,388	$29,493,888	$25,970,397	$24,344,159	$25,171,634	$27,832,306
Net income (loss)	$(134,861)	$(1,082,986)	$(1,209,818)	$740,311	$1,051,535	$726,568	$624,936
Per Common Share Data:
Earnings (loss)
Basic & Diluted			$(.04)	$74.03	$105.15	$72.66	$62.49
Balance Sheet Data:
Total assets			$19,477,582	$10,798,314	$9,482,260	$9,174,482	$10,802,606
Long-term debt			$13,666,762	$171,329	$1,327,255	$605,278	$1,078,366
Weighted Average Number of Common Shares:
Basic			32,545,531	10,000	10,000	10,000	10,000
Diluted			32,545,531	10,000	10,000	10,000	10,000

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

May 20, 2004 Transactions

Pursuant to an Exchange Agreement dated as of May 20, 2004, by and among the Company and a group of investors (“the Investors’), the Company issued 45,313,750 shares of its common stock, par value $0.001 per share, in exchange for all of the equity interests of Fine Ventures, LLC (“FVL”). Prior to May 20, 2004, FVL had no operating activities. As a condition to the closing of this transaction, Michael Rubin, the then-majority shareholder of the Company, sold 5,530,000 shares of his 6,180,000 shares of Small World Kids common stock for $10,000 to the Investors.

Simultaneously, pursuant to the terms of a Stock Purchase Agreement dated as of May 20, 2004, by and among Small World Kids, Debra Fine, Small World Toys, Eddy Goldwasser and Gail S. Goldwasser, Trustee of the Gail S. Goldwasser and Mark Chatinsky Family Trust (“Gail Goldwasser”; collectively with Eddy Goldwasser, (“Goldwassers”), Small World Kids acquired from the Goldwassers all of the issued and outstanding equity interests of Small World Toys (the “SWT Shares”). As consideration for the SWT Shares, Small World Kids paid an aggregate sum of $7,200,000, delivered as follows; (i) $5,000,000 in cash; and (ii) $2,200,000 in the form of a $500,000 six month promissory note, a $1,000,000 seven month promissory note, and a $700,000 two year promissory note payable in quarterly installments commencing April 2005. The $5,000,000 in cash was from the proceeds of a bridge loan from SWT, LLC, a Delaware limited liability company whose members are some of the Investors. Pursuant to the terms of the bridge loan agreement, Small World Kids executed a five-year note with interest payable at 10% per annum (the “Bridge Note”).

As a result of the May 20, 2004 transactions, we have had a change of our management, our controlling shareholders, our financial position and our business plan. Small World Kids (formerly SavOn Team Sports, Inc.) (“Small World” or “the Company”) became a holding company and has no significant business operations or assets other than its interest in Small World Toys, the accounting predecessor company. Since Small World Kids, the accounting successor company, had no significant business operations or assets prior to the May 20, 2004 transactions described above, presenting comparative periods would not be meaningful. As such, the results of operations presented below for the predecessor are those of Small World Toys.

Small World Toys

Through Small World Toys, we develop, manufacture, market and distribute toys that promote healthy minds and bodies in infant, pre-school, early learning, imaginative play and active play categories. We also distribute our products in more than 2,600 outlets in the specialty, mass, chain, education, catalog, online and international channels through sales representatives firms as well as in-house sales personnel. Our proprietary brands include IQ Baby®, IQ Preschool®, Ryan’s Room®, Gertie Ball®, Small World Living™, Puzzibilities®, All About Baby® and Neurosmith®. We also exclusively distribute product for several well-known brands such as TOLO®, BAO, Little Tikes® and Baby Culture to the specialty toy market in the United States through our SW Express™ distribution arm. Small World Toys has also acquired licenses for its products including “Clifford the Big Red Dog” from Scholastic and the works of Eric Carle, including “The Very Hungry Caterpillar”. We have been successful in limiting the impact of the toy industry seasonality and fads by focusing on evergreen brands with enduring themes and play patterns resulting in long life cycle products of 4-7 years. The Company has been distributing its products into many of these channels for 40 years.

We outsource the manufacturing of our proprietary products to vendors in Asia. We believe our outsourcing strategy enhances the scalability of our manufacturing efforts. We use numerous manufacturers to source components and build finished products to our specifications. Manufacturers are selected based on their technical and production capabilities and are matched to particular products to achieve cost and quality efficiencies. We have long-standing relationships with many of our manufacturers. The majority of our products are shipped directly to our warehouse in Carson, California and are later shipped to meet the demands of our retailers and distributors.

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

While many of our products are evergreen brands or long life cycle products, we are continually developing new products and redesigning existing products. Our product offerings are a combination of proprietary products that we design, sourced product that we find in other countries, purchase and package in our packaging for distribution and open market products, or products that we do not have exclusivity, which we put through our distribution chain for retailers.

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

Our business is subject to seasonal fluctuations. We traditionally introduce new product catalogs twice a year, in January and in July. Generally, the second quarter is the period of lowest shipments and sales and, therefore, the least profitable due to fixed costs. Seasonality factors may cause our operating results to fluctuate from quarter to quarter. We reduce our seasonality with retailer “early buy” programs that encourage them to stock our products in the first and second calendar quarters and pay during the third and fourth quarters. This allows us to occupy greater shelf space throughout the year.

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

2004 Compared to 2003

The following table presents the pro forma statement of operations for the periods of January 1, 2004 to May 20, 2004 (for the predecessor company) and May 21, 2004 to December 31, 2004 (for the successor company) as compared to the comparable period of the year ended December 31, 2003 (for the predecessor). The discussion following the table is based on the pro forma results.

	January 1, 2004 - May 20, 2004 (Predecessor)	May 21, 2004 -December 30, 2004 (Successor)	Pro forma for the Year ended December 31, 2004	Year Ended December 31, 2003 (Predecessor)

NET SALES	$10,336,500	$19,156,388	$29,492,888	$25,970,397

COST OF SALES	5,780,780	11,610,502	17,391,282	14,988,070

GROSS PROFIT	4,555,720	7,545,886	12,101,606	10,982,327

OPERATING EXPENSES:
Selling, general and administrative	4,341,565	7,821,961	12,163,526	9,606,118
Research and development	373,034	800,331	1,173,365	1,032,174
Amortization of intangibles	—	190,372	190,372	—
Total operating expenses	4,714,599	8,812,664	13,527,263	10,638,292

Operating income (loss)	(158,879)	(1,266,778)	(1,425,657)	344,035

OTHER INCOME	85,493	487,596	573,089	697,710

INTEREST EXPENSE	(61,475)	(927,499)	(988,974)	(301,434)

Income (loss) before benefit for income taxes	(134,861)	(1,706,681)	(1,841,542)	740,311

BENEFIT (PROVISION) FOR INCOME TAXES	—	623,695	623,695	—

NET INCOME (LOSS)	$(134,861)	$(1,082,986)	$(1,217,847)	$740,311

Net sales

Net sales for the year ended December 31, 2004 increased $3,522,491 or 13.6 % to $29,492,888 from $25,970,397 for the year ended December 31, 2003. Revenues were positively impacted by increased shipments of products related to certain core brands, such as Ryan’s Room®, Small World Kids (product line), Tolo®, IQ Preschool®, Gertie Balls® and All About Baby® contributing a 34.4% increase over their respective sales for the year ended December 31, 2004 versus the comparable prior year period. Somewhat offsetting this increase were decreased shipments of products relating to Café Play®, IQ Baby®, Puzzibilities® and products relating to the following item classes; Arts and Crafts, Science and Nature, and Vehicles.

Gross Profit

Gross profit for the year ended December 31, 2004 increased $1,119,279 or 10.2% to $12,101,606 from $10,982,327 for the year ended December 31, 2003. Gross profit margin of 41.0% declined for the year ended December 31, 2004 as compared to 42.3% for the year ended December 31, 2003. The decrease in gross margin resulted from a greater mix of sales to national chains of 24.6% of net sales for the year ended December 31, 2004 versus the 21.2% of net sales for the year ended December 31, 2003. Sales to national chains have lower gross margins than to the specialty stores, but do not incur commissions, freight out or warehousing expenses.

Operating Expenses

Operating expenses increased $2,888,971 or 27.2% to $13,527,263 for the year ended December 31, 2004 from $10,638,292 for the year ended December 31, 2003. Operating expenses as a percent of net sales increased to 45.9% for the year ended December 31, 2004 from 41.0% for the year ended December 31, 2003. Operations and selling expenses increased by $1,131,542 in support of the increased sales volume as net sales increased by 13.6% in 2004 over 2003 and as we strengthened our branding and packaging efforts. Research and development increased by $141,191 as we also strengthened our development efforts. General and administrative expenses also increased $1,250,478 for the year ended December 31, 2004 as compared to the prior year period principally as a result of the cost of becoming a public company including increased legal, auditing, insurance and investor relation expenses, along with the cost of the Section 404, Management Assessment of Internal Controls, of the Sarbanes-Oxley Act implementation that we began in the fourth quarter, 2004. Amortization of intangibles was $190,372 for the year ended December 31, 2004.

Other Income and Expense

Other income includes sublease rental income and commission income and decreased $124,621 to $573,089 for the year ended December 31, 2004 from $697,710 for the year ended December 31, 2003. The agreements with St.Cloud and Strome (Note 10 of the accompanying financial statements) obligate the Company to include the warrant shares and note shares and the common shares issued with those agreements with a registration statement filed in connection with the Put Agreements (Note 14 of the accompanying financial statements). As of the date of this filing, the Company has not filed a registration statement. Accordingly, pursuant to EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock”, the relative net value of the warrants at the date of issuance of $851,399 was recorded as a warrant liability on the balance sheet. Any change in fair value from the date of issuance to the date the underlying shares are registered will be included in other (expense) income. The change in fair value of the warrant liability from the date of issuance to December 31, 2004 was $114,916. Lower commission income accounted primarily for the balance of the change.

Interest expense increased $687,541 to $988,975 for the year ended December 31, 2004 from the year ended December 31, 2003 due principally to the $5 million Bridge Note that was entered into in May 2004 with SWT, LLC (Note 9 of the accompanying financial statements) and the $3.2 million Notes payable, bridge that was entered into in September 2004 with St. Cloud and Strome (Note 10 of the accompanying financial statements). Cash interest paid for the year ended December 31, 2004 increased by $209,503 over the prior fiscal year primarily due to the $5 million Bridge Note.

Provision for Income Tax

Income tax benefit for the year ended December 31, 2004 was $623,695 due to the decrease in the deferred tax liability. Small World Toys (predecessor) was a Subchapter S corporation.

Liquidity and Capital Resources

Small World Kids, Inc., as the successor company, had no significant business operations or assets prior to the acquisition on May 20, 2004 of Small World Toys (predecessor). As such, the liquidity and capital resources described below of Small World Toys are the same for Small World Kids, Inc.

Cash has historically been generated from operations. Operations and liquidity needs are funded primarily through cash flows from operations, as well as utilizing, when needed, borrowings under our secured credit facilities. Working capital needs generally reach peak levels from August through November of each year. To gain shelf space and address the seasonality of the toy industry, we offer early buy programs that are volume related with extended payment terms. Our historical revenue pattern is one in which the second half of the year is more significant to our overall business than the first half and, with the second half of the year, the fourth quarter is the most prominent. The trend of retailers over the past few years has been to make a higher percentage of their purchases of toy and game products within or close to the fourth quarter holiday consumer buying season, which includes Christmas. We expect that this trend will continue. As such, historically, the majority of cash collections for Small World Toys occur late in the fourth quarter as the extended payment terms become due from our early buy programs. As receivables are collected, the proceeds are used to repay borrowings under our secured credit facilities.

On December 15, 2004, Small World Kids, Inc.’s subsidiary, Small World Toys entered into a Revolving Credit and Security Agreement (the “Credit Agreement”) with PNC Bank, National Association (“PNC”) pursuant to which PNC will make revolving advances and issue or cause the issuance of letters of credit (the “Credit Facility”).  This replaced the $11,500,000 credit facility with Manufacturers Bank. The term of the Credit Agreement is three years. The maximum amount available under the Credit Facility is $16,500,000 including a seasonal advance of $1,500,000. The Company’s ability to utilize the Credit Facility is based on a percentage of eligible receivables and eligible inventory as provided in the Credit Agreement.  Interest is payable monthly at either PNC’s prime rate plus 0.50% or one, two or three month fully absorbed PNC Eurodollar Rate plus 3.25% as requested in accordance with the terms of the Credit Agreement.  The Credit Agreement contains a number of covenants including a fixed charge financial covenant. As of December 31, 2004, the Company was in compliance with all the covenants under its Credit Facility with PNC. Small World Toys’ obligation under the Credit Facility is collateralized by a security interest in the assets of Small World Toys, a guaranty by Small World Kids, Inc. which is secured by certain shares of Small World Toys and a limited guaranty of Debra Fine, the Chief Executive Officer and President of Small World Kids, Inc. and Small World Toys.

As of December 31, 2004, we had $1,806,922 of availability on our credit facility that includes $1,500,000 available under the seasonal advance.

We believe that the funds available to us, including cash expected to be generated from operations and funds available through the committed lines of credit, are adequate to meet our operating needs for 2005. However, unforeseen circumstances, such as softness in the retail environment or unanticipated changes in consumer preferences could result in a significant decline in revenues and operating results, which could result in non-compliance with debt covenants under the Credit Agreement. Non-compliance with the debt covenants could result in our being unable to utilize borrowings under our revolving credit facility, a circumstance that would not allow us to fund our operating shortfalls, or accelerate the repayment of the credit facility.

We believe we will need additional financing to fund our acquisition strategy, the amount of which will depend on the price and structure of potential acquisitions.

On December 31, 2004, cash and cash equivalents were approximately $1,785,084, which compares to $24,202 at December 31, 2003.

For the year ended December 31, 2004, we used cash from operating activities of $3,516,561 as compared to the year ended December 31, 2003, where cash from operating activities generated $803,839. For the year ended December 31, 2004, accounts receivable increased $2,282,400 driven partially by the increase of net sales of $1,293,311 in the fourth quarter ended December 31, 2004 as compared to the fourth quarter of 2003. This compares to the year ended December 31, 2003 where accounts receivables increased by $263,358. Somewhat offsetting this increase in receivables was the decrease in inventory of $1,799,558 for the year ended December 31, 2004 again partly driven by the increase in sales for the fourth quarter ended December 31, 2004. This compares to year ended December 31, 2003 where inventories increased by $1,172,181. Accounts payable decreased by $1,039,353 for the year ended December 31, 2004. This compares to year ended December 31, 2003 where accounts payable increased by $1,151,505.

Since we outsource the manufacturing of our products to Asia, we have historically low requirements for additions to property and equipment. For the year ended December 31, 2004, we expended $215,377 in additions to property and equipment as compared to the year ended December 31, 2003, where we expended $132,499 for additions to property and equipment.

For the year ended December 31, 2004, we increased the borrowing under our revolver line of credit by $5,329,870 to fund the cash used by operating activities, as previously described, as compared to the year ended December 31, 2003, where we increased the borrowing under our revolver line of credit by $700,000.

The $5,000,000 paid in cash for the SWT Shares as part of the Stock Purchase Agreement dated as of May 20, 2004 came from the proceeds of a bridge loan from SWT, LLC, a Delaware limited liability company and related party. Pursuant to the terms of the bridge loan agreement, Small World Kids executed a five-year Bridge note with interest payable at 10% per annum.

On September 15, 2004, we entered into a Note Purchase Agreement with St. Cloud Capital Partners L.P. ("St. Cloud"), pursuant to which we issued to St. Cloud a 10% Convertible Promissory Note in the aggregate amount of $2,000,000, due September 15, 2005 as discussed in Note 10 of the accompanying financial statements. Interest shall be due and payable in full on September 16, 2005. However, if the note has not been paid in full by February 2005, commencing on the last day of the next month and on the last day of each month thereafter, interest payments will be due until the note is paid in full. In connection with the issuance of the Note we issued St. Cloud 650,000 shares of common stock and warrants to purchase an additional 350,000 shares of common stock.

On September 16, 2004, we entered into a Note Purchase Agreement with Strome Hedgecap Ltd. ("Strome"), pursuant to which we issued to Strome a 10% Convertible Promissory Note in the aggregate amount of $1,200,000, due September 16, 2005 as discussed in Note 10 of the accompanying financial statements. Interest shall be due and payable in full on September 16, 2005. However, if the note has not been paid in full by February 2005, commencing on the last day of the next month and on the last day of each month thereafter, interest payments will be due until the note is paid in full. In connection with the issuance of the Note we issued Strome warrants to purchase an additional 1,344,000 shares of common stock.

Proceeds from the notes with St. Cloud and Strome were partially used to purchase the assets from Neurosmith for $875,562 and to retire $500,000 in notes from the former shareholder of Small World Toys that was due in November 2004.

Cash increased for the year ended December 31, 2004 by $1,834,499 as compared to decreasing for the year ended December 31, 2003 by $147,004 due to the factors previously described.

On July 28, 2004, we entered into a stock purchase agreement (“Put Agreements”) with each of Wire Mill Partners III LLC, LLC and Pewter Hill Partners LLC (“Purchasers”) that obligated each of them to purchase, upon our election, up to 8,000,000 shares of our common stock for an aggregate purchase price of $5 million (representing a total commitment from both purchasers of $10 million) as discussed in Note 14 of the accompanying financial statements. The obligation of the Purchaser is subject to the following limitations: (i) the tranches must be sold in order; and (ii) the shares must be registered for resale. If we sell all the shares to the Purchasers, the first tranche of 8,000,000 shares will be sold at a purchase price of $.50 per share and the second tranche of 8,000,000 shares will be sold at $.75 per share. The Company shall pay a five percent (5%) placement fee on the gross proceeds payable to First Securities USA, Inc in connection with the Put Agreements.

On September 23, 2004, we revised the Put Agreements with the Purchasers that obligated each of them to purchase, upon our election, up to 10,100,000 shares of our common stock for an aggregate purchase price of $6.3 million (representing a total commitment of $12.6 million) as discussed in Note 14 of the accompanying financial statements. If we sell all the shares to the Purchasers, the first tranche of 10,100,000 shares will be sold at a purchase price of $.50 per share and the second tranche of 10,100,000 shares will be sold at $.75 per share. In order to exercise our rights under the Put Agreements, the Company is required to file and have an effective registration statement covering the shares issuable under the Put Agreements. As of the date of this filing, the Company has not filed a registration statement and may consider alternative financing alternatives. The Company may not elect to exercise our rights under the Put Agreements.

Off Balance Sheet Arrangements

As part of the purchase for SWT Shares on May 20, 2004, we entered into a contingent earnout with the former shareholder of Small World Toys (Note 4). We agreed to a two year promissory note, payable in quarterly installments commencing April 2005 with a minimum payment of $700,000 and a maximum payment of $1,500,000, if certain sales targets are achieved in 2005 and 2006.

Critical Accounting Policies and Significant Estimates

Management’s discussion and analysis of our financial condition and results of operations are based upon the consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States.  The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities.  On an on-going basis, management evaluates estimates, including those related to the valuation of inventory and the allowance for uncollectible accounts receivable. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.  Actual results may differ from these estimates under different assumptions or conditions. A summary of the significant accounting policies can be found in Note 2 of the Notes to Consolidated Financial Statements. The significant accounting policies which management believes are the most critical to aid in fully understanding and evaluating our reported financial results include revenue recognition, sales allowances, inventory, accounts receivable and bad debt allowances and intangibles.

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

Trade Accounts Receivable and Allowance for Doubtful Accounts

The Company’s receivables are recorded when billed and represent claims against third parties that will be settled in cash. The carrying value of the Company’s receivables, net of the allowance for doubtful accounts, represents their estimated net realizable value. The Company evaluates the collectibility of accounts receivable on a customer-by-customer basis. Additionally, the Company records a monthly reserve for bad debts against amounts due to reduce the net recognized receivable to an amount the Company believes will be reasonably collected. The reserve is a discretionary amount determined from the analysis of the aging of the accounts receivables, historical experience and knowledge of specific customers.

Inventory

Inventory is valued at the lower of cost or market. Inventory costs consist of the purchases of finished goods primarily from our vendors in Asia, freight costs in to our warehouse, duty, marine insurance, Broker’s and Bank fees. Based upon a consideration of quantities on hand, actual and projected sales volume, anticipated product selling prices and product lines planned to be discontinued, slow-moving and obsolete inventory is written down to its net realizable value. Failure to accurately predict and respond to consumer demand could result in the under production of popular items or overproduction of less popular items. Management estimates are monitored on a quarterly basis and a further adjustment to reduce inventory valuation to its net realizable value is recorded, as an increase to cost of sales, when deemed necessary under the lower of cost or market standard.

Intangible Assets

The total purchase price of our acquisitions are allocated to the fair value of the assets acquired and liabilities assumed in accordance with the provisions of Statements of Financial Accounting Standards (“SFAS”) No. 141, Business Combinations and No. 142, Goodwill and Other Intangible Assets. In accordance with Statement of Financial Accounting Standards No. 141, we estimated the fair value of the assets acquired for purpose of allocating the purchase price. We retained an independent financial advisory firm to conduct investigations and analyses of the assets acquired to assist us with the purchase price allocation, and the valuation firm has provided us with the fair value of these assets upon which the related allocations are based and the useful life over which they will be amortized. Intangible assets are being amortized over their useful lives with the customer list to be amortized over 10 years, tradenames to be amortized over 10 years, technologies to be amortized over 5 years and non-compete agreement to be amortized over the length of the agreement or 3 years. We continually review the recoverability of the carrying value of long-lived and intangible assets using the methodology prescribed in SFAS 144, Accounting for the Impairment and Disposal of Long-Lived Assets. We also review long-lived assets and the related intangible assets for impairment whenever events or changes in circumstances indicate that the carrying value of such assets may not be recoverable.

Recently issued accounting pronouncements

In December 2004, the FASB issued FASB Statement No. 123 (revised 2004), “Shared-Based Payment” Statement 123(R) addresses the accounting for share-based payment transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. Statement 123(R) requires an entity to recognize the grant-date fair-value of stock options and other equity-based compensation issued to employees in the income statement. The revised Statement generally requires that an entity account for those transactions using the fair-value-based method, and eliminates the intrinsic value method of accounting in APB Opinion No. 25, “Accounting for Stock Issued to Employees”, which was permitted under Statement 123, as originally issued. The revised Statement requires entities to disclose information about the nature of the share-based payment transactions and the effects of those transactions on the financial statements. Statement 123(R) is effective for public companies that do not file as small business issuers as of the beginning of the first interim or annual reporting period that begins after June 15, 2005 (i.e., second quarter 2005 for the Company). All public companies must use either the modified prospective or the modified retrospective transition method. Early adoption of this Statement for interim or annual periods for which financial statements or interim reports have not been issued is encouraged. The Company has not yet evaluated the impact of adoption of this pronouncement which must be adopted in the fourth quarter of our fiscal year 2005.

As part of its short-term international convergence project with the IASB, on December 16, 2004, the FASB issued Statement 153 to address the accounting for non-monetary exchanges of productive assets. Statement 153 amends APB No. 29, “Accounting for Non-monetary Exchanges”, which established a narrow exception for non-monetary exchanges of similar productive assets from fair value measurement. This Statement eliminates that exception and replaces it with an exception for exchanges that do not have commercial substance. Under Statement 153 non-monetary exchanges are required to be accounted for at fair value, recognizing any gains or losses, if their fair value is determinable within reasonable limits and the transaction has commercial substance. The Statement specifies that a non-monetary exchange has commercial substance if future cash flows of the entity are expected to change significantly as a result of the exchange. An entity should apply the provisions of Statement 153 prospectively for non-monetary asset exchange transactions in fiscal periods beginning after June 15, 2005. The Company will adopt this Statement in fiscal 2005 and adoption is not expected to have a material impact on our financial position or results of operations.

On October 22, 2004, the American Jobs Creation Act of 2004 (the “AJCA”) became law in the United States. In December 2004, the FASB issued FASB Staff Position (“FSP”) No. FAS 109-1, “Application of FASB Statement No. 109, Accounting for Income Taxes, to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004.” The AJCA introduced a tax deduction of up to 9 percent (when fully phased-in) of the lesser of (a) “qualified production activities income,” as defined in the AJCA, or (b) taxable income (after the deduction for the utilization of any net operating loss carryforwards). FSP No. FAS 109-1 clarifies that the qualified production activities deduction provided for under the AJCA should be accounted for as a special deduction in accordance with Statement 109. We believe that the adoption of FSP No. FAS 109-1 will not have a material effect on our results of operations, financial position or cash flows.

In December 2004, the FASB issued Staff Position No. FAS 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004.” The AJCA provides for a special one-time dividends received deduction on the repatriation of certain foreign earnings to a U.S. taxpayer (repatriation provision). This Staff Position provides accounting and disclosure guidance for the repatriation provision and is effective immediately. The Company is currently assessing the provisions related to the one-time repatriation of accumulated foreign earnings. We believe that the adoption of FSP No. FAS 109-2 will not have a material effect on our results of operations, financial position or cash flows.

In November 2004, the FASB issued Statement No. 151, “Inventory Costs”, to amend the guidance in Chapter 4, “Inventory Pricing”, of FASB Accounting Research Bulletin No. 43, “Restatement and Revision of Accounting Research Bulletins.” Statement No. 151 clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). The Statement requires that those items be recognized as current-period charges. Additionally, Statement 151 requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. Statement No. 151 is effective for fiscal years beginning after June 15, 2005. The Company is currently evaluating the impact of the adoption of this Statement which is required to be adopted in our fiscal year 2006.

ITEM 7. CONSOLIDATED FINANCIAL STATEMENTS

Our audited Consolidated Financial Statements, including the notes thereto, appear beginning on page F-2 of this report.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCOSURES

Effective October 13, 2004, BDO Seidman, LLP (“BDO”) resigned as the principal independent accountant of Small World Kids, Inc. (the “Company”). Effective October 15, 2004, the Company engaged Stonefield Josephson, Inc. (“Stonefield”) as the Company’s new principal independent accountant. The engagement of Stonefield was approved by the Audit Committee of the Company’s Board of Directors.

Prior to Stonefield becoming the principal independent accountant for the Company, neither the Company, nor anyone on its behalf, consulted with Stonefield regarding either the application of accounting principles to a specific completed or contemplated transaction, or the type of audit opinion that might be rendered on the Company’s financial statements; or any matter that was the subject of an event as defined at Item 304 (a)(1)(iv)B of Regulation S-B. However, prior to the engagement of BDO, Stonefield was the principal independent accountant for Small World Toys, the Company’s operating subsidiary and predecessor company, and was consulted in connection with the preparation of the Company's Form 8-K filed June 4, 2004 with respect to the acquisition of Small World Toys.

The Company had engaged BDO as its principal independent accountant effective July 20, 2004 until October 13, 2004 when they resigned as the principal independent accountant of the Company as previously discussed. However, BDO has not issued any report on the Company’s financial statements. Accordingly, the disclosures otherwise required under Item 304(a)(1)(ii) and Item 304(a)(iv)A do not apply. There were no such events as described under Item 304(a)(1)(IV)(B) of Regulation S-B during the interim period from July 20, 2004 through October 13, 2004.

The Company had engaged HJ & Associates, LLC (“HJA”) as the Company’s principal independent accountant prior to the acquisition of Fine Ventures, LLC and Small World Toys on May 20, 2004 as previously discussed. Effective July 19, 2004, the Company dismissed HJA as the Company’s independent registered public accounting firm. There were no such events as described under Item 304(a)(1)(IV)(B) of Regulation S-B during the interim period through July 19, 2004.

ITEM 8A. CONTROLS AND PROCEDURES

As a result of the May 20, 2004 transactions, the internal control structure in place for Small World Toys, Inc. has succeeded to Small World Kids, Inc. Since the acquisition of Small World Toys, our system of internal controls has evolved consistently with the development of our company.

(a) Evaluation of disclosure controls and procedures: As of December 31, 2004, the end of the period covered by this report, our chief executive and our chief financial officer reviewed and evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15 and Rule 15d-15(e)), which are designed to ensure that material information we must disclose in our report filed or submitted under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized, and reported on a timely basis, and have concluded, based on that evaluation, that as of such date, the disclosure controls and procedures were effective to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is accumulated and communicated to our chief executive officer and chief financial officer as appropriate to allow timely decisions regarding required disclosure.

(b) Changes in internal control over financial reporting: For the three months ended December 31, 2004, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

On October 15, 2004, the Board of Directors adopted a Code of Ethics pursuant to Section 406 of the Sarbanes-Oxley Act, a true and correct copy of which is attached hereto as Exhibit 14.1.

ITEM 8B. OTHER INFORMATION

None

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS

The following table and text set forth the names of all directors and executive officers of our Company as of March 21, 2005. The Board of Directors is comprised of only one class. All of the directors will serve until the next annual meeting of shareholders and until their successors are elected and qualified, or until their earlier death, retirement, resignation or removal. There are no family relationships between or among the directors, executive officers or persons nominated or charged by our Company to become directors or executive officers. Executive officers serve at the discretion of the Board of Directors, and are appointed to serve until the first Board of Directors meeting following the annual meeting of shareholders. Also provided herein are brief descriptions of the business experience of each director and executive officer and an indication of directorships held by each director in other companies subject to the reporting requirements under the Federal securities laws.

The directors and executive officers of the Company are as follows:

Name	Date First Elected As an Officer Or Director	Age	Position Held with the Registrant
Debra Fine	May 20, 2004	42	Chairman, CEO, President and Director
John Nelson	May 20, 2004	62	Chief Operating Officer
Bob Rankin	May 24, 2004	52	Chief Financial Officer and Secretary
Alex Gerstenzang	October 14, 2004	52	Director
David Swartz	October 14, 2004	61	Director
Cary Fitchey	October 14, 2004	52	Director
Gary Adelsen	October 14, 2004	51	Director
Lane Nemeth	October 14, 2004	57	Director
Shelly Singhal	October 14, 2004	37	Director
John Matise	October 14, 2004	33	Director

Biographies of Directors and Executive Officers:

Debra Fine, Chief Executive Officer, Chairman and President

Debra Fine has served as the Chief Executive Officer, Chairman and President since May 20, 2004. Prior to joining the Company, Fine served as a principal at EM Ventures (Venture Capital Fund) and the President and Chief Executive Officer of three consumer product companies, Fandom Media, a “tween” products company from 2000 to 2002, President of New Media for Digital Domain, an academy award winning movie production company from 1998 to 2000 and Cloud 9 Children’s products. With over 15 years of experience in consumer products, entertainment and media, Fine has developed expertise in operations, marketing, licensing and creating growth in start-up ventures. Other highlights of her career include Vice President of Marketing for Disney Interactive Products, VP Strategy for Kraft, Quaker, and American Express while at Marketing Corporation of America. She holds a Bachelor of Arts in Journalism and Advertising from the University of Southern California and a MBA from the Anderson School, Executive Program at University of California, Los Angeles.

John J. Nelson Jr., Chief Operating Officer

John Nelson began serving as Chief Operating Officer in May 2004. Prior to serving in his current position, he served as President and Chief Operating Officer for Small World Toys from February 2001 to May 2004. From 1985 until joining Small World Toys, he has been a consultant along with having President, Chief Executive and Financial Officer responsibilities for several manufacturing companies with revenues over $25 million, including Stainless Steel Products (Burbank, CA), and Softub, Inc. (Chatsworth, CA). From 1974 to 1985, he held senior executive positions with Ford Aerospace. Nelson has been a member of advisory Boards of Directors for five companies, including a $200 million Japanese company with manufacturing facilities in California. He currently sits on the Board of Directors for the Mortgage Oil Corporation. Further, he serves as a resource speaker on “Corporate Growth and Improving Performance” and has spoken to over 50 management groups including over 600 CEOs. After graduating from Villanova University with a B.S. degree in Electrical Engineering, Nelson was commissioned as an officer in the United States Marine Corps, of which he spent 24 years, retiring as a Colonel. He received his M.B.A. from Pepperdine University.

Robert Rankin, Chief Financial Officer and Secretary

Robert Rankin has served as the Chief Financial Officer and Secretary since May 24, 2004. From 2002, Rankin served as a consultant including serving as an interim CFO for a semiconductor start-up company from 2003 until joining the Company. From 1992 through 2002, Rankin held positions as Chief Financial Officer of public and private, mid-cap and start-up companies in the high technology and aerospace industries. In 2000, Rankin co-founded an application service provider software company that was first to market in 2000. In 2000, while serving as the CFO of webcasts.com, Rankin directed the sale of this software start-up for a valuation over $100 million. From 1992 through 1998 under his leadership as CFO, DeCrane Aircraft Holdings grew from a highly leveraged, VC funded, private aerospace company with sales of $13 million in 1991 to a multinational public company with sales of almost $200 million in 1998. Rankin's background also includes senior financial management positions with B.F. Goodrich and Coltec Industries. Rankin has a Bachelor of Science in Mechanical Engineering and a Master of Science in Business, both from Carnegie-Mellon University.

Gary Adelsen, Director

Gary Adelsen has been a managing director of Houlihan Lokey Howard & Zukin and co-head of the firm’s Media & Entertainment Investment Banking Group since 2003. Prior to joining the firm, he was a principal of Media Connect Partners, a provider of financial and operating advisory services to media, entertainment, sports and communications companies that he co-founded in 2003 and that was acquired by Houlihan. In 1996, Adelsen co-founded EastWest Venture Group, which is a private venture capital, company managing a fund of over $250 million and served until 2002. From 1990 to 1995, He co-founded and served as Chairman and CEO of ICS, a telephony and cable company that was acquired by MCI in 1995. His career experience includes producing several hundred hours of television programming and more than 20 feature films, including his first feature film production for Universal Studios, The Last Starfighter. He earned a Bachelor of Arts degree in Economics from the University of California, Los Angeles and has served as the chairman of UCLA’s Venture Fund. Adelson serves on the board of the Pediatric Aids Foundation and was executive director of Israel’s 50th anniversary jubilee.

Cary Fitchey, Director

Cary Fitchey has been a Senior Managing Director of St. Cloud Capital Partners since January 2002. He served as a managing partner of FG II Ventures, a private venture capital company where he was responsible for all West Coast operations from June 1998 to January 2002. Previously, he was a partner with Dartford Partners, LP from June 1993 to June 1998. He has served as an executive for PepsiCo and a partner with A.T. Kearney and Strategic Planning Associates. He serves on several corporate boards, including Prolong International Corporation (AMEX: PRL), Sweet Candy, LLC, Advanced H2O Inc, CinnaWorkS LLC, and Club Holdings LLC. He also serves as the non-executive chairman of European Capital Ventures, plc. Fitchey earned a Master of Business Administration degree from the University of Michigan and a Bachelor of Science in Industrial Management degree from Purdue University.

Alex Gerstenzang, Director

Alex Gerstenzang has been a senior executive with a big box retailer, overseeing a diverse product sales mix of approximately $10 billion since 1997. He has managed the East Coast region for Paris Boutique Corporation and subsequently founded a consulting business serving clients as diverse as prisons to the City of Portland and Georgia Pacific Corporation. He attended Dalton School, Columbia University, Pace University and New York University. He earned a Bachelor of Specialized Studies degree in finance and a Master of Business Administration. Gerstenzang serves on community boards and two other corporate boards.

John Matise, Director

John Matise is a private equity investor. He most recently served as  Vice President of Wedbush, Inc., a private equity investment and holding company (2001-2004). Prior to his tenure with Wedbush Inc., he served as a Vice President with Encore Venture Partners (1999-2001). In addition, he has served as an executive with Accenture (1997-1999 and 1992-1994) and Deloitte Consulting (1994-1997) advising clients on improving manufacturing operations, the integration of acquisitions, launching new business lines and business growth planning and analysis. He currently serves as a co-chairman of the UCLA Venture Capital and Private Equity Alumni Association (2001-present) and as a director of UCLA Anderson School Alumni Board. In addition, he is currently on the Board of Directors of Cargo Technology, Inc. (2002-present). He received a Master of Business Administration degree from the UCLA Anderson School and a Bachelor of Arts degree with high honors from the University of California, Davis.

Lane Nemeth, Director

Lane Nemeth has been the founder and chief executive officer of Pet Lane, a direct sales enterprise since 2003. Prior to founding Pet Lane, she was an author, speaker and consultant. She is the founder of Discovery Toys, an educational toy company based in Livermore, California, that was acquired by Avon (NYSE:AVP) in 1997 and was with Discovery from 1978 to 1998. Lane has received numerous entrepreneurial awards and is a regularly featured speaker at national child development, business leadership seminars, including the Stanford Leadership Academy and the National Association of Women Business Owners. Lane is a member of the Women’s Executive Leadership Council. Her recent book, Discovering Another Way, Raising Brighter Children, While Having a Meaningful Career, has received national recognition. She earned a Bachelor of Arts degree from the University of Pittsburgh and a Master of Arts degree in education from Seton Hall University.

Shelly Singhal, Director

Shelly Singhal currently serves as the Chairman and Chief Executive Officer of the SBI Group, a position he has held since 2001. Prior to SBI, Singhal was managing director of corporate finance at a brokerage firm in Orange County, California, joining the firm in 1995. He was responsible for several areas, including its E-Commerce Group from 1995 to 2000 and serving as manager of the Firm’s Bridge Fund. He was formerly associated with firms with a focus on high yield securities and transactions involving out of court and Chapter 11 restructurings. Prior to investment banking, Singhal served the commercial lending market with Foothill Capital, Inc. His career experience also includes Heller Financial and highly leveraged transactions. He earned a Bachelor of Science degree from Seaver College at Pepperdine University.

David Swartz, Director

David Swartz has been a Managing Partner of Good Swartz Brown & Berns, which is a regional accounting and business advisory firm from 1990. Prior to joining Good Swartz Brown & Berns, he served as the chief financial officer of Westfield, Inc., a publicly held shopping center development company, from 1988-1990. From 1968 to 1988, Swartz was a managing partner and on the national board of BDO Seidman, a 50-office, international accounting firm. Swartz has more than thirty-five years of experience providing business advisory services to clients in several industries, including manufacturing, wholesale, retail, entertainment, real estate and professional services, and his professional experience also includes acquisitions, merger transactions, business valuations, and ESOPs. He has lectured extensively at several Southern California universities, and is a frequent speaker to trade and professional organizations. Swartz is past president of the Jewish Big Brothers of Los Angeles and serves on the boards of several other charitable foundations. Swartz earned his Bachelor of Science degree in Accounting from California State University, Northridge and is a member of the California Society of Certified Public Accountants and the American Institute of Certified Public Accountants. He also served as treasurer of the Los Angeles chapter of the California Society of Certified Public Accountants. He recently commenced a four-year term as an appointee to the California Board of Accountancy, a division of the California Department of Consumer Affairs.

Family Relationships.

To our knowledge, there are no family relationships between any of our directors or executive officers.

Audit Committee.

The Company has an audit committee consisting of David Swartz, Cary Fitchey and John Matise. Our Board of Directors has determined that Mr. Swartz is an “audit committee financial expert” as that term is defined in Item 401(e) of Regulation S-B under the Exchange Act of 1934. The qualifications of Mr. Swartz are noted in Part III, Item 9 of this report. All three individuals are deemed to be independent members of the audit committee.

ITEM 10:   EXECUTIVE COMPENSATION

The following table sets forth aggregate amounts of compensation paid or accrued by us to our Chief Executive Officer and the other four most highly compensated executive officers (the “Named Executive Officers”) whose annual expected compensation exceeded $100,000 as of December 31, 2004. Compensation information concerning Michael Rubin, our president and sole director prior to the acquisitions of Fine Ventures and Small World Toys, is not presented because the changes resulting from the acquisition of Small World Toys render such information meaningless. Further, we have only included annualized 2004 figures as each of the following executive officers did not commence employment with the company until on or after May 20, 2004.

					Annualized Long Term Compensation
	Annual Compensation				Awards	Payouts
Name and Principal Position	Year	Salary	Bonus ($)	Other Annual Compensation	Restricted Stock Awards	Securities Underlying Options/SARs	LTIP Payout	All Other Compensation
Debra Fine, Chairman, Chief Executive Officer, and President	2004	$250,000	$20,000	—	—	2,600,000	—	—
John J. Nelson Chief Operating Officer	2004	$175,000	$45,000	—	—	700,000	—	—
Robert Rankin, Chief Financial Officer	2004	$175,000	$20,000	—	—	520,000	—	—
Jenna Buckner, Vice President, Marketing	2004	$130,000	$10,000	—	—	350,000	—	—
Howard Bennett, Vice President, Sales	2004	$120,120	$60,000	—	—	550,000	—	—

Option Grants in Last Fiscal Year

The following table sets forth information regarding each stock option granted during the fiscal year ended December 31, 2004 to each of the Named Executive Officers

					Potential Realizable Value at Assumed Annual Rates of Stock Price Appreciation for Option Term (2)
Name	Number of Shares Underlying Options Granted (1)	Percent of Total Options Granted to Employees in Fiscal Year	Exercise Price (per share)	Expiration Date	5%	10%
Debra Fine	2,600,000(3)	39.6%	$.25	5/20/14	$408,782	$1,035,933
John Nelson	700,000(4)	10.6%	$.28–.41	5/20–9/22/14	$196,844	$498,842
Bob Rankin	520,000(5)	7.9%	$.38	5/24/14	$124,270	$314,924
Jenna Buckner	350,000(6)	5.3%	$.48	9/22/14	$105,654	$267,749
Howard Bennett	550,000(7)	7.9%	$.48	9/22/14	$166,028	$420,748

(1)	Options to purchase shares of our common stock under the 2004 Stock Compensation Plan.

(2)
The potential realizable value is calculated based on the original option term and the assumption that the market value of the underlying stock increases at the stated values, compounded annually over the term of the option. The gains shown are net of the option exercise price, but do not include deductions for taxes or other expenses associated with the exercise. These amounts are for illustration purposes only and are not intended to forecast possible future appreciation, if any, of our stock price. Actual gains, if any, on stock option exercises will depend on the future performance of our common stock, the option holder’s continued employment with us through the option exercise period and the date on which the option is exercised.

(3)	650,000 options are fully vested on the date of the award and the balance vest quarterly over three years.

(4)	287,000 options are fully vested on the date of the award and the balance vest quarterly over two years.

(5)	130,000 options are fully vested on the date of the award and the balance vest quarterly over two years.

(6)	The options vest quarterly over three years.

(7)	50,000 options are fully vested on the date of the award and the balance vest quarterly over three years.

Aggregated Option Exercises and Fiscal Year End Option Values

The following table provides information regarding the number of shares covered by both exercisable and unexercisable stock options as of March 16, 2005 and the values of “in-the-money” options, which values represent the positive spread between the exercise price of any such option and either the actual or estimated fair market value of the underlying security, as applicable. None of the options were exercised during the fiscal year ended December 31, 2004

Name	Shares Acquired on Exercise(#)	Value Realized (9)	No. of Shares Underlying Unexercised Options at Fiscal Year-End Exercisable/Unexercisable	Value of UnexercisedIn-the Money OptionsAt Fiscal Year-End Exercisable/Unexercisable

Debra Fine			975,000/1,625,000	$204,750/341,250
John Nelson			339,062/360,938	$25,000/0
Bob Rankin			227,500/292,500	$18,200/23,400
Jenna Buckner			29,166/320,834	$0/0
Howard Bennett			95,833/454,167	$0/0

Employments and Severance Agreements

The Company entered into an employment agreement with Debra Fine, our Chairman, CEO and President on May 20, 2004 for a three-year term, which may continue upon the mutual agreement of the parties thereto except the employment relationship will be on an “at will” basis. The employment agreement provides compensation of a base salary of $250,000 per annum, an annual bonus, as determined and awarded by the Board from time to time in its sole discretion, but not less than an amount equal to 5% of EBIT, meaning earnings before interest and taxes, if such amount for any year is in excess of $1,000,000; 4% if such amount for any year is in excess of $2,000,000; and 3% if such amount is over $3,000,000, and 2,600,000 stock options at the exercise price of $.25 per share of which 650,000 vested immediately and the balance vesting on a quarterly basis in equal amounts of 162,500 shares each over the course of her agreement. The employment agreement provides that in the event that Ms. Fine is terminated prior to the end of the initial three (3) year term, other than for cause, we will pay her salary for the remainder of the three (3) year term without any deduction or offset for any compensation earned or received from any other sources. In addition, the Company will pay any earned, but unpaid, bonus for the prior year, any unused vacation or other time-off benefits and any unpaid reimbursable business expenses incurred through the last day of her services. For an additional one (1) year after the termination, the Company shall continue benefits, at our expense. All unvested portion(s) of the options granted to her by the Company pursuant to her employment agreement shall vest and immediately become exercisable upon the effective date of such termination.

The Company entered into an employment agreement with John Nelson, our Chief Operating Officer on September 22, 2004 for a two-year term, which may continue upon the mutual agreement of the parties thereto except the employment relationship will be on an “at will” basis. The employment agreement provides compensation of a base salary  of $175,000 per annum increasing to $200,000 on January 1, 2005, an annual bonus, as determined and awarded by the Board from time to time in its sole discretion and 550,000 stock options at the exercise price of $.48 per share of which 137,500 vested immediately and the balance vested on a quarterly basis in equal amounts of 51,562 shares each over the course of his agreement, except for the final quarterly vest of 51,566. The employment agreement provides that in the event that Mr. Nelson is terminated prior to the end of the initial two (2) year term, other than for cause, we will pay his salary for an additional six months without any deduction or offset for any compensation earned or received from any other sources. In addition, the Company will pay any earned, but unpaid, bonus for the prior year, any unused vacation or other time-off benefits and any unpaid reimbursable business expenses incurred through the last day of his services. For an additional six months, the Company shall continue benefits, at our expense. All unvested portion(s) of the options granted to him by the Company pursuant to his employment agreement shall expire and be null and void.

The Company entered into an employment agreement with Robert Rankin, our Chief Financial Officer on May 24, 2004 for a two-year term, which may continue upon the mutual agreement of the parties thereto except the employment relationship will be on an “at will” basis. The employment agreement provides compensation of a base salary  of $175,000 per annum, an annual bonus, as determined and awarded by the Board from time to time in its sole discretion and 520,000 stock options at the exercise price of $.38 per share of which 130,000 vested immediately and the balance vested on a quarterly basis in equal amounts of 48,750 shares each over the course of his agreement. The employment agreement provides that in the event that Mr. Rankin is terminated prior to the end of the initial two (2) year term, other than for cause, we will pay his salary for an additional six months without any deduction or offset for any compensation earned or received from any other sources. In addition, the Company will pay any earned, but unpaid, bonus for the prior year, any unused vacation or other time-off benefits and any unpaid reimbursable business expenses incurred through the last day of his services. For an additional six months, the Company shall continue benefits, at our expense. All unvested portion(s) of the options granted to him by the Company pursuant to his employment agreement shall expire and be null and void.

Director Compensation

The Directors who are not employees of the Company receive $1,500 for each meeting attended, $1,000 for each committee meeting attended and 40,000 stock options per year. Further, the chairman of the audit committee will receive an additional $5,000 annually.

ITEM 11.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Certain Beneficial Owners

The following table sets forth, as of March 16, 2005, certain information regarding beneficial ownership of our common stock by (i) each person or entity who is known by us to own beneficially more than 5% of the outstanding shares of common stock, (ii) each of our directors, (iii) each of the Named Executive Officers, and (iv) all directors and executive officers as a group. As of March 21, 2005, there were 53,120,750 shares of our common stock issued and outstanding. In computing the number and percentage of shares beneficially owned by a person, shares of common stock that a person has a right to acquire within sixty (60) days of March 21, 2005, pursuant to options, warrants or other rights are counted as outstanding, while these shares are not counted as outstanding for computing the percentage ownership of any other person. Unless otherwise indicated, the address for each shareholder listed in the following table is c/o Small World Kids, Inc., 5711 Buckingham Parkway, Culver City, California 90230. This table is based upon information supplied by directors, officers and principal shareholders and reports filed with the Securities and Exchange Commission.

Name and Address of Beneficial Owner	Shares of Common Stock Beneficially Owned	Percentage of Total Common Stock (1)

5% Beneficial Owners
David Marshall, Inc.	10,785,992	20.3%
Phoenix Capital Opportunity, LLC	7,545,212	14.2%
Directors and Officers
Debra L. Fine (2)	18,296,057	34.4%
John J. Nelson (3)	339,063	(12)
Robert Rankin (4)	276,250	(12)
Gary Adelsen (5)	40,000	(12)
Cary Fitchey (6)	40,000	(12)
Alex Gerstenzang (7)	40,000	(12)
John Matise (8)	40,000	(12)
Lane Nemeth (9)	40,000	(12)
Shelly Singhal (10)	13,016,728	24.5%
David Swartz (11)	40,000	(12)
Total Directors and Officers as a Group	32,168,098	60.6%

(1)	Based on 53,120,750 shares outstanding as of March 21, 2005.

(2)
Debra Fine is the Chief Executive Officer, and President of the Company. Her shares are held indirectly in the Fine Family Trust of which she is the Co-Trustee. Includes 1,137,500 shares underlying stock options that may be exercisable or will be exercisable within 60 days of the date of March 21, 2005.

(3)	John Nelson is the Chief Operating Officer of the Company. Includes 390,625 shares underlying stock options that may be exercisable or will be exercisable within 60 days of the date of March 21, 2005.

(4)
Robert Rankin is the Chief Financial Officer and Secretary. Includes 276,250 shares underlying stock options that may be exercisable or will be exercisable within 60 days of the date of March 21, 2005.

(5)	Gary Adelsen is a director of the Company. Includes 40,000 shares underlying stock options which are exercisable or will be exercisable within 60 days of the date of March 21, 2005.

(6)	Cary Fitchey is a director of the Company. Includes 40,000 shares underlying stock options which are exercisable or will be exercisable within 60 days of the date of March 21, 2005.

(7)	Alex Gerstenzang is a director of the Company. Includes 40,000 shares underlying stock options which are exercisable or will be exercisable within 60 days of the date of March 21, 2005.

(8)	John Matise is a director of the Company. Includes 40,000 shares underlying stock options which are exercisable or will be exercisable within 60 days of the date of March 21, 2005.

(9)	Lane Nemeth is a director of the Company. Includes 40,000 shares underlying stock options which are exercisable or will be exercisable within 60 days of the date of March 21, 2005.

(10)
Shelly Singhal is a director of the Company. Of the shares beneficially owned by Mr. Singhal, 12,976,728 shares are owned by SWT Investments, LLC, a Delaware limited liability company of which Mr. Singhal owns 100% and also includes 40,000 shares underlying stock options which are exercisable or will be exercisable within 60 days of the date of March 21, 2005.

(11)	David Swartz is a director of the Company. Includes 40,000 shares underlying stock options which are exercisable or will be exercisable within 60 days of the date of March 21, 2005.

(12)	Less than one percent.

ITEM 12 CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

This section describes the transactions we have engaged in with persons who were directors, officers or affiliates at the time of the transaction, and persons known by us to be the beneficial owners of 5% or more of our common stock since January 1, 2004.

As of December 31, 2004, we owed approximately $5,000,000 of principal indebtedness to SWT, LLC. The members of SWT, LLC include, among others, Russell Fine and Debra Fine, our Chief Executive Officer, as Co-Trustees of the Fine Family Trust, SWT Investments, LLC, whose sole member is Shelly Singhal, a director of the Company; Phoenix Capital Opportunity Fund, LP, a shareholder that owns 14.2% of the Company, and David Marshall, Inc. a shareholder that owns 20.3% of the Company. The loan, evidenced by the Bridge Note, was made on May 20, 2004.

As of December 31, 2004, we owed approximately $2,000,000 of principal indebtedness to St. Cloud Capital Partners L.P. Mr. Cary Fitchey, a director of the Company, is a Senior Managing Director of St. Cloud. The loan was made on September 15, 2004. Pursuant to the terms of the Loan Agreement, until the loan is paid in full, Cary Fitchey will remain on the Company’s Board of Directors.  In addition, so long as St. Cloud owns in excess of 500,000 shares of the Company, a designee of St. Cloud shall be entitled to an observer seat on the Board.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

2.1	Exchange Agreement, dated as of May 20, 2004 (1)

2.2	Stock Purchase Agreement, dated as of May 20, 2004 (1)

3.1	Articles of Incorporation*

3.2	Bylaws*

4.1	Pledge Agreement, dated as of May 20, 2004 (1)

4.2	Pledge Agreement, dated as of May 20, 2004 (1)

4.3	Registration Rights Agreement, dated as of May 20, 2004 (1)

4.4	Note Purchase Agreement, dated September 15, 2004 (St. Cloud) (2)

4.5	Note Purchase Agreement, dated September 16, 2004 (Strome) (2)

4.6	Asset Purchase Agreement, dated as of September 17, 2004 (2)

4.7	Stock Purchase Agreement, dated July __, 2004 (Wire Mill Partners) (3)

4.8	Stock Purchase Agreement, dated July __, 2004 (Pewter Hill Partners) (3)

10.1	Loan Agreement, dated as of May 20, 2004 (1)

10.2	$5,000,000 Term Note (1)

10.3	$700,000 Promissory Note (1)

10.4	$500,000 Promissory Note (1)

10.5	$1,000,000 Promissory Note (1)

10.6	2004 Stock Option Plan (1)

10.7	Revolving Credit and Security Agreement dated December 15, 2004 (PNC Bank) (4)

10.8	$15,000,000 Revolving Credit Note (4)

10.9	$1,500,000 Seasonal Advance Note (4)

10.10	Pledge Agreement (4)

10.11	Subordination Agreement (4)

10.12	Continuing Guaranty (Fine)(4)

10.13	Continuing Guaranty (Small World Toys)(4)

10.14	Security Agreement (4)

(1)	Incorporated by reference from the Form 8-K filed with the SEC on June 4, 2004. File No. 333-68532.
(2)	Incorporated by reference from the Form 8-K filed with the SEC on September 23, 2004. File No. 333-68532.
(3)	Incorporated by reference from the Form 8-K filed with the SEC on October 4, 2004. File No. 333-68532.
(4)	Incorporated by reference from the Form 8-K filed with the SEC on December 20, 2004. File No. 333-68532.

Set forth below is a list of the Exhibits to this Annual Report on Form 10-KSB.

10.15	Employment Agreement of Debra Fine
10.16	Employment Agreement of John Nelson
10.17	Employment Agreement of Robert Rankin
14.1	Code of Ethics
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of the Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of the Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002

(b) Reports on Form 8-K

Form 8-K dated October 13, 2004 was filed on October 19, 2004 setting forth the changes in Registrant’s certifying accountant.

Form 8-K/A dated October 13, 2004 was filed on October 20, 2004 setting forth the letter from BDO Seidman, LLP addressed to the United States Securities and Exchange Commission.

Form 8-K/A dated October 14, 2004 was filed on October 25, 2004 setting forth the departure of Directors or Principal Officers, election of Directors, and appointment of Principal Officers.

Form 8-K dated December 15, 2004 was filed on December 20, 2004 setting forth the Company’s entry into material agreements.

Form 8-K dated February 7, 2005 was filed on February 8, 2005 setting forth the Company’s results of operations and financial condition.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees: The aggregate fees billed for the year ended December 31, 2004 for professional services rendered by the Stonefield Josephson, Inc. (“Stonefield”) for the audit of our annual financial statements and the review of financial statements for the Quarter ended September 30, 2004, along with the review of financial statements for Small World Toys, our predecessor for the Quarter ended March 31, 2004 was $140,000 as compared to $51,754 for the audit fees for Small World Toys, our predecessor, for the year ended December 31, 2003. The aggregate fees billed by BDO Seidman, LLP (“BDO”) for the review of financial statements included in our filed Form 10QSB for the Quarter ended June 30, 2004 was $48,792. The aggregate fees billed by HJ Associates, LLC (“HJA”) for the review of the financial statements for SavOn Team Sports for the Quarter ended March 31, 2004 was $5,054.

Tax Fees: The aggregate fees billed for the year ended December 31, 2004 for professional services rendered by the Stonefield for tax compliance and tax planning was approximately $1,700 as compared to $10,000 for Small World Toys, our predecessor, for the year ended December 31, 2003. The aggregate fees billed for the year ended December 31, 2004 for professional services rendered by the BDO for tax compliance and tax planning was approximately $2,090. The aggregate fees billed for the year ended December 31, 2004 for professional services rendered by the HJA for tax compliance and tax planning for SavOn Team Sports prior to May 20, 2004 was approximately $366.

All Other Fees: The aggregate fees billed for the year ended December 31, 2004 for products and services provided by Stonefield other than the services reported above was approximately $17,820 as compared to $7,148 for Small World Toys, our predecessor for the year ended December 31, 2003. The aggregate fees billed for the year ended December 31, 2004 for products and services provided by BDO other than the services reported above was $23,000.

Audit Committee Pre-Approval Policies and Procedures

Our Audit Committee’s policy is to pre-approve all audit and permissible non-audit services provided by our independent auditors. These services may include audit services, audit-related services, tax services and other services. Pre-approval is generally provided for up to one year and any pre-approval is detailed as to the particular service or category of services. The independent auditor and management are required to periodically report to the Audit Committee regarding the extent of services provided by the independent auditor in accordance with this pre-approval

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

SMALL WORLD KIDS, INC.

Date: March 24, 2005	By:	/s/ Debra Fine

Name: Debra Fine Title: Chief Executive Officer (Principal Executive Officer)

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Debra Fine	Chairman, Chief Executive Officer and Director (Principal Executive Officer)	March 24, 2005
Debra Fine

/s/ Robert Rankin	Chief Financial Officer (Principal Financial and Accounting Officer)	March 24, 2005
Robert Rankin

/s/ Cary Fitchey	Director	March 24, 2005
Cary Fitchey

/s/ John Matise	Director	March 24, 2005
John Matise

/s/ Shelly Singhal	Director	March 24, 2005
Shelly Singhal

/s/ David Swartz	Director	March 24, 2005
David Swartz

SMALL WORLD KIDS, INC.
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page
Report of Independent Registered Public Accounting Firm	F-2
Consolidated Balance Sheets as of December 31, 2004 (Successor) and 2003 (Predecessor)	F-3
Consolidated Statement of Operations for the Periods of January 1, 2004 to May 20, 2004 (Predecessor), May 21, 2004 to December 31, 2004 (Successor) and the Year Ended December 31, 2003 (Predecessor)	F-4
Consolidated Statements of Stockholders’ Equity (Deficit) for the Year Ended December 31, 2004	F-5
Consolidated Statement of Cash Flows for the Periods of January 1, 2004 to May 20, 2004 (Predecessor), May 21, 2004 to December 31, 2004 (Successor) and the Year Ended December 31, 2003 (Predecessor)	F-7
Notes to Consolidated Financial Statements	F-9

SMALL WORLD KIDS, INC.
(formerly SAVON TEAM SPORTS, INC.)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To The Board Of Directors And Stockholders Of Small World Kids, Inc.
Culver City, Ca

We have audited the accompanying consolidated balance sheets of Small World Kids, Inc and Subsidiary (Successor Company) as of December 31, 2004 and the related consolidated statements of operations, stockholders' equity and cash flows for the period from May 21, 2004 to December 31, 2004 and the year ended December 31, 2004, respectively (Successor Company Period) and the balance sheet and statements of operations, stockholders equity and cash flows of Small World Toys, Inc. for the year ended December 31, 2003 and for the period from January 1, 2004 to May 20, 2004 (Predecessor Company Period). These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that the Company plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the aforementioned Successor consolidated financial statements referred to above present fairly, in all material respects, the financial position of Small World Kids, Inc. and Subsidiary as of December 31, 2004 and the results of their operations and their cash flows for the Successor Company Period, in conformity with accounting principles generally accepted in the United States of America. Further, in our opinion, the aforementioned Predecessor Company financial statements present fairly, in all material respects, the results of their operations and their cash flows for the Predecessor Company Period in conformity with accounting principles generally accepted in the United States of America.

/s/ Stonefield Josephson, Inc.
Stonefield Josephson, Inc.
Certified Public Accountants
March 24, 2005

SMALL WORLD KIDS, INC.
(formerly SAVON TEAM SPORTS, INC.)

CONSOLIDATED BALANCE SHEETS

	December 31, 2004	December 31, 2003 (PREDECESSOR)
ASSETS

CURRENT ASSETS:
Cash	$1,785,084	$24,202
Receivables, net	7,005,764	4,723,364
Inventory	2,471,556	4,220,244
Prepaid expenses and other assets	1,625,695	1,110,469

TOTAL CURRENT ASSETS	12,888,099	10,078,279

PROPERTY AND EQUIPMENT, net	505,059	369,006
INTANGIBLE ASSETS:
Goodwill	2,308,145	—
Tradenames	1,890,883	—
Technology	302,250	—
Customer List	788,667	—
Non-Compete Agreement	131,442	—
OTHER ASSETS	401,592	351,029
DEFERRED TAX ASSETS	623,695
	$19,839,832	$10,798,314

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES:
Accounts payable	$1,808,637	$2,859,229
Accrued liabilities	814,201	892,886
Notes payable, bank	—	2,900,000
Notes payable to former shareholder, Small World Toys	262,500	512,394
Notes payable, bridge less debt discount of $637,652	2,562,348	—
Warrant liability	736,483	—
Other current liabilities	—	49,349

TOTAL CURRENT LIABILITIES	6,184,169	7,213,858

LONG TERM DEBT:
Notes payable, bank	8,229,262	—
Bridge Note, SWT, LLC (related party)	5,000,000	—
Notes payable to former shareholder, Small World Toys	437,500	171,329
TOTAL LONG TERM DEBT	13,666,762	171,329
DEFERRED TAX LIABILITIES	1,060,000	—
TOTAL LIABILITIES	20,910,931	7,385,187

SHAREHOLDERS’ EQUITY (DEFICIT):
Common shares, $.001 par value; 100,000,000 shares authorized and issued; 53,120,750 shares outstanding as of December 31, 2004 and 10,000 as of December 31, 2003 (predecessor)	11,887	10,000
Additional paid-in capital	—	—
(Accumulated deficit) retained earnings	(1,082,986)	3,403,127

TOTAL SHAREHOLDERS’ EQUITY (DEFICIT)	(1,071,099)	3,413,127

	$19,839,832	$10,798,314

See Notes to Consolidated Financial Statements.

SMALL WORLD KIDS, INC.
(formerly SAVON TEAM SPORTS, INC.)

CONSOLIDATED STATEMENTS OF OPERATIONS

	January 1, 2004 - May 20, 2004 (Predecessor)	May 21, 2004 (inception) - December 31, 2004 (Successor)	Year Ended December 31, 2003 (Predecessor)

NET SALES	$10,336,500	$19,156,388	$25,970,397

COST OF SALES	5,780,780	11,610,502	14,988,070

GROSS PROFIT	4,555,720	7,545,886	10,982,327

OPERATING EXPENSES:
Selling, general and administrative	4,341,565	7,821,961	9,606,118
Research and development	373,034	800,331	1,032,174
Amortization of intangibles	—	190,372	—
Total operating expenses	4,714,599	8,812,664	10,638,292

Operating income (loss)	(158,879)	(1,266,778)	344,035

OTHER INCOME	85,493	487,596	697,710

INTEREST EXPENSE	(61,475)	(927,499)	(301,434)

Income (loss) before benefit for income taxes	(134,861)	(1,706,681)	740,311

BENEFIT FOR INCOME TAXES	—	623,695	—

NET INCOME (LOSS)	$(134,861)	$(1,082,986)	$740,311

EARNINGS (LOSS) PER COMMON SHARE (Note 6):
Basic & diluted	$(13.49)	$(0.02)	$74.03

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING
Basic & diluted	10,000	52,779,861	10,000

See Notes to Consolidated Financial Statements.

SMALL WORLD KIDS, INC.
(formerly SAVON TEAM SPORTS, INC.)

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)

	Common Shares	Common Shares Amount	Additional Paid-In Capital	Accumulated Deficit
BALANCE, January 1, 2004	—	$—	$—	$—
Contributed capital	—	—	11,237
Issuance of common shares in recapitalization transaction (Note 7)	52,470,750	52,471	(52,471)	—
Reclassification of paid-in-capital	—	(41,234)	41,234
Issuance of common shares in debt transaction (Note 10)	650,000	650	—	—
Net loss, May 21, 2004 to December 31, 2004	—	—	—	(1,082,986)
BALANCE, December 31, 2004	53,120,750	$11,887	$0	$(1,082,986)

See Notes to Consolidated Financial Statements.

SMALL WORLD KIDS, INC.
(formerly SAVON TEAM SPORTS, INC.)

CONSOLIDATED STATEMENTS OF CASH FLOWS

Increase (Decrease) in Cash

	January 1, 2004 - May 20, 2004 (Predecessor)	May 21, 2004 ( Inception) - December 31, 2004 (Successor)	Year Ended December 31, 2003 (Predecessor)
OPERATING ACTIVITIES:
Net income (loss)	$(134,861)	$(1,082,986)	$740,311
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	62,325	111,685	182,556
Amortization of intangibles	—	190,372	—
Non-cash interest expense	—	214,397	—
Change in fair value of warrant liability	—	(114,916)	—
Increase (decrease) in cash from changes in:
Receivables	(3,507,170)	1,224,770	(263,358)
Inventories	1,445,781	353,777	(1,172,181)
Prepaid expenses and other assets	182,695	(651,144)	(140,518)
Accounts payable	(2,052,019)	1,012,666	1,151,505
Accrued liabilities	(56,155)	(22,530)	243,815
Other	66,584	(759,832)	61,709

Net cash provided (used) in operating activities	(3,992,820)	476,259	803,839

INVESTING ACTIVITIES:
Purchases of property and equipment	(81,372)	(134,005)	(132,499)
Cash for stock in Small World Toys, less cash acquired	—	(5,510,870)	—
Cash for assets of Neurosmith	—	(875,562)	—

Net cash used in investing activities	(81,372)	(6,520,437)	(132,499)

FINANCING ACTIVITIES:
Net borrowings against line of credit	4,200,000	1,129,262	700,000
Proceeds from Bridge loan, SWT, LLC	—	5,000,000	—
Proceeds from Bridge loan, related parties	—	3,200,000	—
Payments to former shareholders, Small World Toys	(76,393)	(1,500,000)	(653,837)
Dividends Paid	—	—	(864,507)
Net cash provided (used) by financing activities	4,123,607	7,829,262	(818,344)

NET INCREASE (DECREASE) IN CASH	49,415	1,785,084	(147,004)

Cash, beginning of period	24,202	—	171,206

Cash, end of period	$73,617	$1,785,084	$24,202

Non cash investing activities
Details of the Small World Toys acquisition:
Fair value of assets acquired	$—	$17,594,798	$—
Liabilities assumed	—	(9,810,311)	—
Notes payable to former shareholder of SWT as part of acquisition price	—	(2,200,000)	—

Cash paid	—	5,584,487	—
Less cash acquired	—	(73,617)	—
Net cash paid for Small World Toys		$5,510,870	—

Details of the Neurosmith acquisition:
Fair value of assets acquired	$—	$875,562
Liabilities assumed	—	0
Net cash paid for Neurosmith	—	875,562

Cash payments for interest	$70,462	$488,323	$349,282
Cash payments for taxes	—	2,900	31,500

See Notes to Consolidated Financial Statements.

SMALL WORLD KIDS, INC.
 (formerly SAVON TEAM SPORTS, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2004

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

On May 20, 2004, Small World acquired all of the issued shares of Small World Toys (Note 4) in a transaction accounted for as a purchase. As a result of the acquisition, SWT is considered to be the predecessor business.

Note 2.      Summary of Significant Accounting Policies

Use of Estimates

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

The reserve for bad debt is an estimate determined from the analysis of the aging of the accounts receivables, historical experience and knowledge of specific customers.

Based upon a consideration of quantities on hand, actual and projected sales volume, anticipated product selling prices and product lines planned to be discontinued, slow-moving and obsolete inventory is written down to its net realizable value.

Management makes estimates that affect reserves for impairment loss, discontinued operations, deferred income tax assets and reserves for any other commitments or contingencies. Any adjustments applied to estimates are recognized in the year in which such adjustments are determined.

Segments of an Enterprise and Related Information

The Company follows SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information.” SFAS No. 131 requires that a public business enterprise report financial and descriptive information about its reportable operating segments on the basis that is used internally for evaluating segment performance and deciding how to allocate resources to segments. We sell developmental toys to the specialty toy market. We have no other segment which meets the quantitative thresholds for reportable segments. Our international sales accounted for 2.3% and 1.9% of our net sales in 2004 and 2003, respectively.

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

Barter Transaction

In fiscal year 2004, the Company exchanged $351,154 of excess inventory for advertising, travel and other barter credits valued by the barter provider at the cost of inventory. The Company recorded the barter credits as a prepaid expense at the $351,154 market value of the inventory exchanged. Additionally, in accordance with Emerging Issues Task Force No. 99-17, “Accounting for Advertising Barter Transactions,” the Company accounted for this transaction as a sale, recording revenue and cost of sales of $351,154 leaving no net impact to income (loss). The Company used only $3,101 of barter credits for travel in 2004.

Advertising Costs

All advertising costs are expensed as incurred. Advertising costs charged to operations were $2,500 and $2,088 for the years ended December 31, 2004 and the December 31, 2003, respectively. Advertising costs under co-op arrangements were $126,138 and $108,828 for the years ended December 31, 2004 and December 31, 2003, respectively.

Foreign Currency and International Operations

The Company has no significant foreign assets. Almost all of our purchases are in US dollar denominations. Our nominal foreign currency transaction exposures include gains and losses realized on unhedged inventory purchases that are denominated in a currency other than the applicable functional currency.

Cash and Cash Equivalents, Short and Long-Term Investments

For purposes of cash flows, the Company considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents, those with original maturities not greater than three months and current maturities less than twelve months from the balance sheet date are considered short-term investments, and those with maturities greater than twelve months from the balance sheet date are considered long-term investments. The Company maintains bank accounts with balances which, at times, may exceed federally insured limits. The Company has not experienced any losses on such accounts. The Company believes it is not exposed to any significant risk on bank deposit accounts. As of December 31, 2004, the Company had cash balances of $1,785,084, of which individual bank accounts over $100,000 were not insured by the FDIC.

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

	December 31, 2004	December 31, 2003 (Predecessor)
Trade Receivables	$7,257,976	$4,851,544
Less Allowance for doubtful accounts	(252,212)	(128,180)
Receivables, net	$7,005,764	$4,723,364

Inventory

Inventory is valued at the lower of cost or market. Inventory costs consist of the purchases of finished goods primarily from our vendors in Asia, freight costs into our warehouse, duty, marine insurance, Broker’s and Bank fees. As such, the Company does not have any raw or in-process inventory. Based upon a consideration of quantities on hand, actual and projected sales volume, anticipated product selling prices and product lines planned to be discontinued, slow-moving and obsolete inventory is written down to its net realizable value. Failure to accurately predict and respond to consumer demand could result in the under production of popular items or overproduction of less popular items. Management estimates are monitored on a quarterly basis and a further adjustment to reduce inventory valuation to its net realizable value is recorded, as an increase to cost of sales, when deemed necessary under the lower of cost or market standard. As discussed in Footnotes 4 & 5, an independent valuation of the inventory was performed as part of the acquisition of Small World Toys and Neurosmith. As of December 31, 2004, the Company believed that an obsolescence reserve was not necessary since the inventory valuation approximated its net realizable value.

Property and Equipment

Property and equipment are recorded at cost and are depreciated over the estimated useful lives of the assets using the straight-line method. Estimated useful lives for financial reporting purposes are as follows: furniture and fixtures, five to seven years; computer hardware and software, three years; leasehold improvements, over the shorter of five years or the lease term. The cost and related accumulated depreciation of all property and equipment retired or otherwise disposed of are removed from the accounts. Any gain or loss is recognized in the current period. Various accelerated methods are used for tax purposes.

Maintenance and repair costs are charged to expense as incurred, and renewals and improvements that extend the useful lives of the assets are capitalized and added to the property and equipment.

Property and equipment consisted of the following as of:

	December 31, 2004	December 31, 2003 (Predecessor)
Computer hardware	$151,753	$513,299
Computer software	22,547	349,417
Warehouse equipment	65,744	257,322
Vehicles	0	132,174
Mold cost	228,332	60,300
Furniture and fixtures	56,353	204,447
Leasehold improvements	92,015	346,587
	616,744	1,863,546
Less: accumulated depreciation and amortization	(111,685)	(1,494,540)
Property and equipment, net	$505,059	$369,006

Depreciation expense for the years ended 2004 and 2003 was $174,010 and $182,556, respectively.

Intangible Assets

The total purchase price of our acquisitions are allocated to the fair value of the assets acquired and liabilities assumed in accordance with the provisions of Statements of Financial Accounting Standards (“SFAS”) No. 141, Business Combinations and No. 142, Goodwill and Other Intangible Assets. In accordance with Statement of Financial Accounting Standards No. 141, we determined the fair value of the assets acquired for purpose of allocating the purchase price. We retained an independent financial advisory firm to conduct investigations and analyses of the assets acquired to assist us with the purchase price allocation, and the valuation firm has provided us with the fair value of these assets upon which the related allocations are based and the useful life over which they will be amortized. We continually review the recoverability of the carrying value of long-lived and intangible assets using the methodology prescribed in SFAS 144, Accounting for the Impairment and Disposal of Long-Lived Assets. We also review long-lived assets and the related intangible assets for impairment whenever events or changes in circumstances indicate that the carrying value of such assets may not be recoverable.

The net book value of intangible assets totaled $5,421,387 and $0 at December 31, 2004 and 2003, respectively.  The gross value of the intangible assets and their respective accumulated amortization are as follows:

	Original Cost	Accumulated Amortization as of December 31, 2004
Intangible Assets:
Goodwill	$2,308,145	$—
Tradenames	2,002,643	111,760
Technology	320,971	18,721
Customer List	840,000	51,333
Non-Compete Agreement	140,000	8,558
Total Intangibles	5,611,759	190,372

Intangible assets are being amortized over their useful lives with the customer list to be amortized over 10 years, tradenames to be amortized over 10 years, technologies to be amortized over 5 years and non-compete agreement to be amortized over the length of the agreement or 3 years.

The Company recorded amortization expense for intangible assets of $190,372 for the year ended December 31, 2004.  The estimated amortization expense on these intangible assets is as follows for December 31:

2005	$395,129
2006	395,129
2007	386,570
2008	348,462
2009	329,742
Total	$1,855,032

Prepaid expenses and other assets

Short and long term prepaid expenses and other assets include deferred design and packaging expenses that are amortized over the life of the applicable product in the aggregate of $568,698 including the long term portion of $167,492, a barter contract totaling $348,053 including the long term portion of $187,426, short term prepaid expenses of $926,483 and deposits of $46,674 as of December 31, 2004. Other assets and long-term prepaid expenses are amortized over the period benefited.

Major Vendors

During the year ended December 31, 2004, the top ten vendors accounted for 58% of the total product purchases. The top two of these vendors accounted for 10% and 8% of total purchases, respectively. The Company did not have any open accounts payable at December 31, 2004 to either of these two vendors.

During the year ended December 31, 2003, the ten vendors accounted for 60% of total product purchases. The top two of these vendors accounted for 9% and 9% of total purchases, respectively. These two vendors accounted for approximately $0 and $107,500 of the Company's accounts payable at December 31, 2003, respectively.

Stock Options

As permitted by SFAS No. 123, “Accounting for Stock-Based Compensation,” the stock options granted are accounted for under the intrinsic value recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations.

The FASB revised Statement No.123 in December of 2004 (See Recently issued accounting pronouncements below) and this new statement is effective commencing the 4th quarter of 2005. The company has used stock and options as compensation in the past and expects to do so in the future. This revised pronouncement, once effective, will affect the companies recording of stock based compensation. The affect of these changes cannot be determined at this time.

The Company’s 2004 Stock Compensation Plan provides for grants of options up to 7,800,000 shares of common stock, and was amended on January 25, 2005 to provide grants of options up to 13,800,000. Pursuant to the Plan, the Company may grant options to any directors, officers, employees and independent contractors of the Company or of any subsidiary of the Company. As of March 21, 2005, there were 3,450,000 options available for grant.

Stock options are granted at, or above, the fair market value of our stock, and, accordingly, no compensation expense is recognized for these grants in the consolidated statements of operations. Total options granted to employees from May 20, 2004 to December 31, 2004 were 6,570,000 at a weighted average exercise price per share of $.38, a portion vesting immediately and the balance over three years with expiration dates through October 2014. No options were exercised in 2004. No options were granted in 2003 or prior to May 20 in 2004.

The following pro forma net loss and loss per share information is presented as if the Company accounted for stock-based compensation awarded using the fair value method. Under the fair value method, the estimated fair value of stock-based incentive awards is charged against income over the vesting period.

Year Ended December 31, 2004

	January 1, 2004 - May 20, 2004 (Predecessor)	May 21, 2004 (Inception)- December 31, 2004 (Successor)	Year Ended December 31, 2003 (Predecessor)

Net income (loss) as reported	$(134,861)	$(1,082,986)	$740,311
Deduct: Stock-based employee compensation expense determined under the fair value method for all awards, net of related tax effects	—	(420,475)	—
Pro forma net income (loss)	$(134,861)	$(1,503,461)	$740,311
Basic and diluted net earnings (loss) per share:
As reported	$(13.49)	$(0.02)	$74.03
Pro forma	$(13.49)	$(0.03)	$74.03

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

		2004

Expected life (in years)	1	10
Risk-free interest rate		4.00%
Volatility		111.77%
Dividend yield		0.00%

Reclassifications

Certain reclassifications were made to the 2003 financial statements' presentation in order to conform to the 2004 financial statements' preparation.

Recently issued accounting pronouncements

In December 2004, the FASB issued FASB Statement No. 123 (revised 2004), “Shared-Based Payment” Statement 123(R) addresses the accounting for share-based payment transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. Statement 123(R) requires an entity to recognize the grant-date fair-value of stock options and other equity-based compensation issued to employees in the income statement. The revised Statement generally requires that an entity account for those transactions using the fair-value-based method, and eliminates the intrinsic value method of accounting in APB Opinion No. 25, “Accounting for Stock Issued to Employees”, which was permitted under Statement 123, as originally issued. The revised Statement requires entities to disclose information about the nature of the share-based payment transactions and the effects of those transactions on the financial statements. Statement 123(R) is effective for public companies that do not file as small business issuers as of the beginning of the first interim or annual reporting period that begins after June 15, 2005 (i.e., second quarter 2005 for the Company). All public companies must use either the modified prospective or the modified retrospective transition method. Early adoption of this Statement for interim or annual periods for which financial statements or interim reports have not been issued is encouraged. The Company has not yet evaluated the impact of adoption of this pronouncement which must be adopted in the fourth quarter of our fiscal year 2005.

As part of its short-term international convergence project with the IASB, on December 16, 2004, the FASB issued Statement 153 to address the accounting for non-monetary exchanges of productive assets. Statement 153 amends APB No. 29, “Accounting for Non-monetary Exchanges”, which established a narrow exception for non-monetary exchanges of similar productive assets from fair value measurement. This Statement eliminates that exception and replaces it with an exception for exchanges that do not have commercial substance. Under Statement 153 non-monetary exchanges are required to be accounted for at fair value, recognizing any gains or losses, if their fair value is determinable within reasonable limits and the transaction has commercial substance. The Statement specifies that a non-monetary exchange has commercial substance if future cash flows of the entity are expected to change significantly as a result of the exchange. An entity should apply the provisions of Statement 153 prospectively for non-monetary asset exchange transactions in fiscal periods beginning after June 15, 2005. The Company will adopt this Statement in fiscal 2005 and adoption is not expected to have a material impact on our financial position or results of operations.

On October 22, 2004, the American Jobs Creation Act of 2004 (the “AJCA”) became law in the United States. In December 2004, the FASB issued FASB Staff Position (“FSP”) No. FAS 109-1, “Application of FASB Statement No. 109, Accounting for Income Taxes, to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004.” The AJCA introduced a tax deduction of up to 9 percent (when fully phased-in) of the lesser of (a) “qualified production activities income,” as defined in the AJCA, or (b) taxable income (after the deduction for the utilization of any net operating loss carryforwards). FSP No. FAS 109-1 clarifies that the qualified production activities deduction provided for under the AJCA should be accounted for as a special deduction in accordance with Statement 109. We believe that the adoption of FSP No. FAS 109-1 will not have a material effect on our results of operations, financial position or cash flows.

In December 2004, the FASB issued Staff Position No. FAS 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004.” The AJCA provides for a special one-time dividends received deduction on the repatriation of certain foreign earnings to a U.S. taxpayer (repatriation provision). This Staff Position provides accounting and disclosure guidance for the repatriation provision and is effective immediately. The Company is currently assessing the provisions related to the one-time repatriation of accumulated foreign earnings. We believe that the adoption of FSP No. FAS 109-2 will not have a material effect on our results of operations, financial position or cash flows.

In November 2004, the FASB issued Statement No. 151, “Inventory Costs”, to amend the guidance in Chapter 4, “Inventory Pricing”, of FASB Accounting Research Bulletin No. 43, “Restatement and Revision of Accounting Research Bulletins.” Statement No. 151 clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). The Statement requires that those items be recognized as current-period charges. Additionally, Statement 151 requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. Statement No. 151 is effective for fiscal years beginning after June 15, 2005. The Company is currently evaluating the impact of the adoption of this Statement which is required to be adopted in our fiscal year 2006.

Note 3.      Income Taxes

The Company accounts for its income taxes using the Financial Accounting Standards Board Statements of Financial Accounting Standards No. 109, "Accounting for Income Taxes," which requires the establishment of a deferred tax asset or liability for the recognition of future deductible or taxable amounts and operating loss and tax credit carryforwards. Deferred tax expense or benefit is recognized as a result of timing differences between the recognition of assets and liabilities for book and tax purposes during the year.

Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Deferred tax assets are recognized for deductible temporary differences and operating loss, and tax credit carryforwards. A valuation allowance is established to reduce that deferred tax asset if it is "more likely than not" that the related tax benefits will not be realized.

No provision for federal taxes in the United States has been recorded for the year ended December 31, 2004. The Company incurred net operating losses for these periods. Small World Toys (predecessor) is a Subchapter S corporation and therefore no federal or state provisions were recorded in 2003.

2004
(Successor)
Income Tax Provision	$623,695

Current:
Federal	—
State	—

Deferred:
Federal	(485,285)
State	(138,410)

Income tax (benefit) expense	$(623,695)

2004
U.S. statutory income benefit (tax) rate	(.34)%
Gain allocated to Subchapter S shareholder	.06
Non-deductible interest	(.02)
State taxes, net of federal tax benefit	(.04)
(.34)%

The following table summarizes the deferred tax assets and liabilities for the year ended December 31, 2004:

	Federal	State

Deferred tax assets:
Net operating loss carryforwards	$423,253	$124,684
Property, plant and equipment	13,304	3,443
Other reserves	39,730	10,281
Total deferred tax assets	485,287	138,408

Deferred tax liabilities	(848,000)	(212,000)
Net deferred tax liabilities	$(362,713)	$(73,592)

The Company has loss carryforwards of approximately $1,565,719 from continuing operations, which may be used to offset future United States federal and state income taxes and which begin to expire in 2019.

Note 4.      Acquisition of Small World Toys

On May 20, 2004, Small World Kids acquired all of the issued and outstanding equity interests of Small World Toys. The Company acquired Small World Toys to be the platform company that will provide well-known and respected brands, long-standing retail relationships and strong operating experience. Management expects that this base will provide the infrastructure from which to acquire additional companies, products and brands. Acquisition targets will be chosen to create synergies in operations, production and distribution without cannibalizing sales. The results of Small World Toys are included in the Statement of Operations for the period of May 21, 2004 to December 31, 2004.

As consideration for the SWT Shares, Small World Kids paid an aggregate sum of $7,200,000, delivered as follows; (i) $5,000,000 in cash; and (ii) $2,200,000 in the form of a $500,000 six month promissory note, a $1,000,000 seven month promissory note, and a two year promissory note, payable in quarterly installments commencing April 2005 with a minimum payment of $700,000 and a maximum of $1,500,000, if certain sales targets are achieved. The contingent payout of $800,000 will be recorded as goodwill, if the certain sales targets are achieved. The total purchase price allocated to assets and liabilities was based upon estimated fair market values obtained through an independent valuation.  This allocation included the recording of approximately $2,650,000 to identifiable intangible assets (including $840,000 to customer list to be amortized over 10 years, $1,670,000 to tradenames to be amortized over 10 years, and $140,000 to non-compete agreement to be amortized over the length of the agreement or 3 years) and $2,316,176 to goodwill.

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

The following table shows the results of operations for the year ended December 31, 2004 as if the business combination had been completed as of January 1, 2004 as compared to the results of operations of the predecessor company for the year ended December 31, 2003 as if the predecessor was a C-corporation.

	Year Ended December 31, 2004	Year Ended December 31, 2003

Net sales	$29,492,888	$25,970,397

Net income (loss)	(1,217,847)	572,143

Earnings (loss) per share	(.02)	57.21

Note 5.      Purchase of the Neurosmith Product Line

On September 17, 2004, the Company acquired the electronic learning product line and related intellectual property from Neurosmith, a California-based developer of electronic educational toys for infants and preschoolers, for $875,562. The total purchase price allocated to the acquired assets was based upon fair market values obtained through an independent valuation.  This allocation included the recording of $653,614 to identifiable intangible assets (including $320,971 to technology to be amortized over 5 years and $332,643 to tradenames to be amortized over 10 years).

A condensed, unaudited balance sheet reflecting the acquired assets assumed as of the date of acquisition of Neurosmith was as follows:

Inventory	$50,870
Property and equipment, net	171,078
Intangible assets	653,614

Total assets	875,562

Total Liabilities	0

Note 6.      Computation of Earnings (Loss) per Share

The Company accounts for our earnings per share in accordance with SFAS No. 128, which requires presentation of basic and diluted earnings per share.  Basic earnings per share are computed by dividing income or loss available to common shareholders by the weighted average number of common shares outstanding for the reporting period.  Diluted earnings per share reflect the potential dilution that could occur if securities or other contracts, such as stock options, to issue common stock were exercised or converted into common stock.

Earnings per share have been computed as follows:

	January 1, 2004 - May 20, 2004 (Predecessor)	May 21, 2004 (Inception)- December 31, 2004 (Successor)	Year Ended December 30, 2003 (Predecessor)

Net income (loss)	$(134,861)	$(1,082,986)	$740,311
Basic weighted average number of common shares outstanding	10,000	52,779,861	10,000
Dilutive effect of stock options	—	—	—
Diluted weighted average number of common shares outstanding	10,000	52,779,861	10,000
Basic earnings (loss) per share	$(13.49)	$(0.02)	$74.03
Diluted earnings (loss) per share	$(13.49)	$(0.02)	$74.03

The difference between Basic and Diluted EPS would be due to the effect of dilutive stock options and warrants. However, the Company had no dilutive securities for the year ended December 31, 2004 due to the Company having a net loss and therefore none of the outstanding stock options and warrants aggregating 8,264,000 potential common shares were included in the calculations of earnings per share. For the year ended December 31, 2003, the predecessor had no dilutive securities since there were no outstanding options or warrants.

Note 7.      Related Party Transactions

Pursuant to an Exchange Agreement dated as of May 20, 2004, by and among Small World Kids and a group of investors (“the Investors”), Small World Kids issued 45,313,750 shares of its common stock, par value $0.001 per share, in exchange for all of the equity interests of Fine Ventures, LLC (“FVL”). As a condition to the closing of this transaction, Michael Rubin, the then-majority shareholder of Small World Kids, sold 5,530,000 shares of his 6,180,000 shares of Small World Kids common stock for $10,000 to the Investors.

As consideration for the SWT Shares, Small World Kids paid an aggregate sum of $7,200,000, delivered as follows; (i) $5,000,000 in cash; and (ii) $2,200,000 in Notes payable to the former shareholder of Small World Toys in the form of a $500,000 six month promissory note, a $1,000,000 seven month promissory note, and a two year promissory note, payable in quarterly installments commencing April 2005 with a minimum payment of $700,000 and a maximum of $1,500,000, if certain sales targets are achieved. As of December 31, 2004, only the two year promissory note was unpaid.

The $5,000,000 paid in cash for the SWT Shares as part of the acquisition of Small World Toys (Note 4) on May 20, 2004 came from the proceeds of a bridge loan from SWT, LLC, a Delaware limited liability company and related party. Pursuant to the terms of the bridge loan agreement, Small World Kids executed a five-year note with interest payable quarterly in arrears at a rate equal to 10% per annum (the “Bridge Note”).

Small World Toys, a wholly owned subsidiary entered into a three year consulting agreement with the former shareholder of Small World Toys on May 20, 2004. He will provide consulting and advisory services to Small World Toys regarding the management, operation and business of Small World Toys. Small World Toys will pay to the former shareholder monthly on an annualized basis of $210,000 for the first twelve months, $100,000 for the second twelve months and $50,000 for the third twelve months. During this period, the former shareholder will be available on a full time basis for the first twelve months, on a half-time basis for the second twelve months and a quarter-time basis for the third twelve months. This agreement has subsequently been modified to the following payment schedule to the former shareholder along with a pro rated reduction of available service time of $17,500 monthly payment from May 20, 2004 through March 2005, $10,000 from April 2005 through August 2005 and $4,167 through May 2007.

Small World Kids entered into a three-year consulting agreement on May 20, 2004 with David Marshall, Inc., a shareholder to pay monthly at a rate of $72,000 per annum. On each anniversary date, the fee shall be increased by the increase in the consumer index for the Los Angeles metropolitan statistical area. During the term, David Marshall, Inc. will provide consulting services relating to business plan development, strategic planning, public relations, investor relations, acquisitions and financing activities.

Small World Kids entered into a six-month consulting agreement on May 20, 2004 with SWT Investments, LLC, a shareholder for $100,000. During the term, SWT Investments, LLC will provide consulting services relating to the acquisition of Small World Toys, along with advising on customer research and development, product distribution and marketing efforts, business plan development, commercial or private loan and other debt financing efforts, commercial financing and other business matters. The $100,000 payment was made June 18, 2004.

On September 15, 2004, the Company entered into a Note Purchase Agreement with St. Cloud Capital Partners L.P. ("St. Cloud"), pursuant to which we issued to St. Cloud a 10% Convertible Promissory Note in the aggregate amount of $2,000,000, due September 15, 2005. In connection with the issuance of the note, we issued St. Cloud 650,000 shares of common stock and warrants to purchase an additional 350,000 shares of common stock. The warrants are exercisable at an exercise price per share equal to the lesser of $.50 per share or the average price of the Put Agreements (Note 14). The warrants expire in September 2008.

On September 16, 2004, the Company entered into a Note Purchase Agreement with Strome Hedgecap Ltd. ("Strome"), pursuant to which we issued to Strome a 10% Convertible Promissory Note in the aggregate amount of $1,200,000, due September 16, 2005. In connection with the issuance of the Note the Company issued Strome warrants to purchase 1,344,000 shares of common stock. The warrants are exercisable at an exercise price per share equal to the lesser of $.50 per share or the average price of the Put Agreements (Note 14).

Note 8.      Revolving Line of Credit

On December 15, 2004, Small World Kids, Inc.’s subsidiary, Small World Toys entered into a Revolving Credit and Security Agreement (the “Credit Agreement”) with PNC Bank, National Association (“PNC”) pursuant to which PNC will make revolving advances and issue or cause the issuance of letters of credit (the “Credit Facility”).  This replaced the $11,500,000 credit facility with Manufacturers Bank. The term of the Credit Agreement is three years. The maximum amount available under the Credit Facility is $16,500,000 including a seasonal advance of $1,500,000. The Company’s ability to utilize the Credit Facility is based on a percentage of eligible receivables and eligible inventory is provided in the Credit Agreement.  Interest is payable monthly at either PNC’s prime rate plus 0.50% or one, two or three month fully absorbed PNC Eurodollar Rate plus 3.25% as requested in accordance with the terms of the Credit Agreement.  The Credit Agreement contains a number of covenants including a fixed charge financial covenant. As of December 31, 2004, the Company was in compliance with all the covenants under its Credit Facility with PNC. Small World Toys’ obligation under the Credit Facility is collateralized by a security interest the assets of Small World Toys, a guaranty by Small World Kids, Inc. which is secured by certain shares of Small World Toys and a limited guaranty of Debra Fine, the Chief Executive Officer and President of Small World Kids, Inc. and Small World Toys.

As of December 31, 2004, we had $1,806,922 of availability on our credit facility that includes $1,500,000 available under the seasonal advance.

Note 9.      Bridge Note, SWT LLC

The $5,000,000 paid in cash for the SWT Shares as part of the acquisition of Small World Toys (Note 4) on May 20, 2004 came from the proceeds of a bridge loan from SWT, LLC, a Delaware limited liability company and related party. Pursuant to the terms of the bridge loan agreement, Small World Kids executed a five-year note with interest payable quarterly in arrears at a rate equal to 10% per annum (the “Bridge Note”). The Company shall pay to SWT, LLC seventy-five percent (75%) of the net proceeds received by the Company from the Put Agreements (Note 14), after the notes from the Note Purchase Agreements with St. Cloud and Strome (Note 10) have been repaid in full, to be applied to the repayment of the Bridge Note until the Bridge Note is repaid in full.

Note 10.       Notes payable, bridge

On September 15, 2004, we entered into a Note Purchase Agreement with St. Cloud Capital Partners L.P. ("St. Cloud"), pursuant to which we issued to St. Cloud a 10% Convertible Promissory Note in the aggregate amount of $2,000,000, due September 15, 2005. Interest shall be due and payable in full on September 15, 2005. However, if the note has not been paid in full by February 2005, commencing on the last day of the next month and on the last day of each month thereafter, interest payments will be due until the note is paid in full. The Company shall pay to St. Cloud seventy-five percent (75%) of the net proceeds received by the Company from the Put Agreements (Note 14) pari passu with the Note Purchase Agreement with Strome (see below) to be applied to the repayment of the note until the note is repaid in full. The Company also was required to pay a closing fee of $80,000 and a management fee of $80,000 to St.Cloud. In connection with the issuance of the note, we issued St. Cloud 650,000 shares of common stock and warrants to purchase an additional 350,000 shares of common stock. The warrants are exercisable at an exercise price per share equal to the lesser of $.50 per share or the average price of the Put Agreements (Note 14). The warrants expire in September 2008. St.Cloud can elect at its option, but limited to one time, to convert any unpaid principal portion and accrued interest on this note into shares of the Company common stock at the conversion price equal to the average price per share of the Put Agreements (Note 14) for all tranches. The Company has granted certain registration rights whereby the Company agreed to include the common stock and warrants in the registration statement which will be filed by the Company with the Securities and Exchange Commission (the “SEC”) in connection with the Put Agreements (Note 14).

On September 16, 2004, we entered into a Note Purchase Agreement with Strome Hedgecap Ltd. ("Strome"), pursuant to which we issued to Strome a 10% Convertible Promissory Note in the aggregate amount of $1,200,000, due September 16, 2005. Interest shall be due and payable in full on September 16, 2005. However, if the note has not been paid in full by February 2005, commencing on the last day of the next month and on the last day of each month thereafter, interest payments will be due until the note is paid in full. The Company shall pay to Strome seventy-five percent (75%) of the net proceeds received by the Company from the Put Agreements (Note 14) pari passu with the Note Purchase Agreement with St.Cloud to be applied to the repayment of the Note until the Note is repaid in full. The Company also was required to pay a closing fee of $96,000 to Strome. In connection with the issuance of the Note we issued Strome warrants to purchase 1,344,000 shares of common stock. The warrants are exercisable at an exercise price per share equal to the lesser of $.50 per share or the average price of the Put Agreements (Note 14). The warrants expire in September 2008. Strome can elect at its option, but limited to one time, to convert any unpaid principal portion and accrued interest on this note into shares of the Company common stock at the conversion price equal to the average price per share of the Put Agreements (Note 14) for all tranches. The Company has granted certain registration rights whereby the Company agreed to include the common stock and warrants in the registration statement which may be filed by the Company with the SEC in connection with the Put Agreements (Note 14).

The value of the warrants associated with the Note Purchase Agreements with St. Cloud and Strome were $138,982 and $388,067, respectively and were estimated at the date of grant using a Black-Scholes pricing model with the following weighted average assumptions:
2004
Expected life (in years)	4
Risk-free interest rate	4.00%
Volatility	111.77%
Dividend yield	0.00%
Upon the payment of the notes, any unamortized debt issue costs will be charged to expense.

The value attributed to the warrants and stock was recorded as Warrant Liability (Note 11) and amortized using the effective interest rate method over the term or one year resulting in an effective interest rate of 36.6%.

Note 11.       Warrant Liability

The agreements with St.Cloud and Strome obligate the Company to include the warrant shares and note shares and the common shares issued with those agreements with a registration statement filed in connection with the Put Agreements (Note 14). As of the date of this filing, the Company has not filed a registration statement. Accordingly, pursuant to EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock”, the relative net value of the warrants at the date of issuance of $851,399 was recorded as a warrant liability on the balance sheet. Any change in fair value from the date of issuance to the date the underlying shares are registered will be included in other (expense) income. The change in fair value from the date of issuance to December 31, 2004 of $114,916 has been included in other (expense) income.

Note 12.       Long-Term Debt

Long-term notes payable at December 31, 2004 consisted of the following:

December 31, 2004
Three year, Revolving Credit and Security Agreement (the “Credit Agreement”) with PNC Bank, National Association (“PNC”) pursuant to which PNC will make revolving advances and issue or cause the issuance of letters of credit (the “Credit Facility”) due December 2007. The term of the Credit Agreement is three years. The maximum amount available under the Credit Facility is $16,500,000 including a seasonal advance of $1,500,000. Interest is payable monthly at either PNC’s prime rate plus 0.50% or one, two or three month fully absorbed PNC Eurodollar Rate plus 3.25% (Note 8).	$8,229,262

Five-year, 10% note due May 2009 from SWT, LLC, a Delaware limited liability company and related party with interest paid quarterly (Note 9).	5,000,000

Two year, 5% promissory note payable to the former shareholder of Small World Toys, payable in quarterly installments commencing April 2005 with a minimum payment of $700,000 and a maximum of $1,500,000, if certain sales targets are achieved (Note 4).	700,000
13,929,262
Less current maturities	262,500

Total long-term debt	13,666,762
Minimum payments under these notes are as follows:

Years ending December 31,	Amount

2005	$262,500
2006	350,000
2007	8,316,762
2008	0
2009	5,000,000
Total	13,929,262

Long-term notes payable at December 31, 2003 (predecessor) consisted of the following:

December 31, 2003
Revolving line of credit agreement with Manufacturers Bank expiring July 1, 2005. The term of the Credit Agreement is three years. The maximum amount available under the facility is $11,500,000. Interest is payable monthly at either the bank’s prime rate or at 1.75% above the LIBOR rate as requested in accordance with the terms of the agreement.	$2,900,000

Unsecured related party notes, due at various dates through January 31, 2006, bearing interest between 10% and 11% per annum, payable annually and monthly.	683,723
3,583,723
Less current maturities	3,412,394

Total long-term debt	171,329

Note 13.       Issuance of Common Shares

Pursuant to an Exchange Agreement dated as of May 20, 2004, by and among Small World Kids and a group of investors (“the Investors”), Small World Kids issued 45,313,750 shares of its common stock, par value $0.001 per share, in exchange for all of the equity interests of Fine Ventures, LLC (“FVL”). As a condition to the closing of this transaction, Michael Rubin, the then-majority shareholder of Small World Kids, sold 5,530,000 shares of his 6,180,000 shares of Small World Kids common stock for $10,000 to the Investors.

On September 15, 2004, in connection with the execution of the Note Purchase Agreement with St. Cloud Capital Partners L.P. ("St. Cloud") (Note 10), we issued St. Cloud 650,000 shares of common stock. The stock has been accounted for in a manner similar to a debt discount.

Note 14.       Put Agreement

On July 28, 2004, the Company entered into a stock purchase agreement (“Put Agreements”) with each of Wire Mill Partners III LLC, and Pewter Hill Partners LLC (“Purchasers’) that obligated each of them to purchase, upon the Company’s election, up to 8,000,000 shares of our common stock for an aggregate purchase price of $5 million (representing a total commitment from both purchasers of $10 million). The obligation of the Purchaser is subject to the following limitations: (i) the tranches must be sold in order; and (ii) the shares must be registered for resale. If the Company sells all the shares to the Purchasers, the first tranche of 8,000,000 shares will be sold at a purchase price of $.50 per share and the second tranche of 8,000,000 shares will be sold at $.75 per share. The Company shall pay a five percent (5%) placement fee on the gross proceeds payable to First Securities USA, Inc in connection with the Put Agreements.

On September 23, 2004, the Company revised the Put Agreements with the Purchasers that obligated each of them to purchase, upon the Company’s election, up to 10,100,000 shares of our common stock for an aggregate purchase price of $6.3 million (representing a total commitment of $12.6 million). If the Company sells all the shares to the Purchasers, the first tranche of 10,100,000 shares will be sold at a purchase price of $.50 per share and the second tranche of 10,100,000 shares will be sold at $.75 per share.

In order to exercise our rights under the Put Agreements, the Company is required to file and have an effective registration statement covering the shares issuable under the Put Agreements. As of the date of this filing, the Company has not filed a registration statement. The Company may not elect to exercise our rights under the Put Agreements.

Note 15.       Commitment and Contingencies

Employment Agreements

The Company entered into an employment agreement with Debra Fine, our Chairman, CEO and President on May 20, 2004 for a three-year term, which may continue upon the mutual agreement of the parties thereto except the employment relationship will be on an “at will” basis. The employment agreement provides that in the event that Ms. Fine is terminated prior to the end of the initial three (3) year term, other than for cause, we will pay her salary for the remainder of the three (3) year term without any deduction or offset for any compensation earned or received from any other sources. In addition, the Company will pay any earned, but unpaid, bonus for the prior year, any unused vacation or other time-off benefits and any unpaid reimbursable business expenses incurred through the last day of her services. For an additional one (1) year after the termination, the Company shall continue benefits, at our expense. All unvested portion(s) of the options granted to her by the Company pursuant to her employment agreement shall vest and immediately become exercisable upon the effective date of such termination.

The Company entered into an employment agreement with John Nelson, our Chief Operating Officer on September 22, 2004 for a two-year term, which may continue upon the mutual agreement of the parties thereto except the employment relationship will be on an “at will” basis. The employment agreement provides that in the event that Mr. Nelson is terminated prior to the end of the initial two (2) year term, other than for cause, we will pay his salary for an additional six months without any deduction or offset for any compensation earned or received from any other sources. In addition, the Company will pay any earned, but unpaid, bonus for the prior year, any unused vacation or other time-off benefits and any unpaid reimbursable business expenses incurred through the last day of his services. For an additional six months, the Company shall continue benefits, at our expense. All unvested portion(s) of the options granted to him by the Company pursuant to his employment agreement shall expire and be null and void.

The Company entered into an employment agreement with Robert Rankin, our Chief Financial Officer on May 24, 2004 for a two-year term, which may continue upon the mutual agreement of the parties thereto except the employment relationship will be on an “at will” basis. The employment agreement provides that in the event that Mr. Rankin is terminated prior to the end of the initial two (2) year term, other than for cause, we will pay his salary for an additional six months without any deduction or offset for any compensation earned or received from any other sources. In addition, the Company will pay any earned, but unpaid, bonus for the prior year, any unused vacation or other time-off benefits and any unpaid reimbursable business expenses incurred through the last day of his services. For an additional six months, the Company shall continue benefits, at our expense. All unvested portion(s) of the options granted to him by the Company pursuant to his employment agreement shall expire and be null and void.

Contingent Earnout

As part of the purchase for SWT Shares on May 20, 2004, we entered into a contingent earnout with the former shareholder of Small World Toys (Note 4). We agreed to a two year promissory note, payable in quarterly installments commencing April 2005 with a minimum payment of $700,000 and a maximum payment of $1,500,000, if certain sales targets are achieved in 2005 and 2006.

Legal

The Company is periodically involved in legal actions and claims that arise as a result of events that occur in the normal course of operations. The Company is not currently aware of any formal legal proceedings or claims that the Company believes will have, individually or in the aggregate, a material adverse effect on the Company's financial position or results of operations.

Our corporate headquarters are located at 5711 Buckingham Parkway, Culver City, California 90230, where we lease approximately 28,000 square feet and sublease approximately 17,000. This lease expires on February 28, 2006.  We also lease approximately 62,000 square feet of warehouse space in Carson, California. This lease expires on December 31, 2005. We lease approximately 3,000 square feet of showroom space in New York City, however, we do not intend to renew this lease or lease new showroom space in New York City when this lease expires on April 30, 2005. We believe these facilities and additional or alternative space available to us will be adequate to meet our needs in the near term. The aggregate future rental rates are:

Year Ending December 31
2005	$649,072
2006	44,574

License Agreements

The Company is party to several license agreements for the acquisition and development of certain toys and related manufacturing, licensing and distribution rights. Royalties range from 3% to 10% of various categories of sales. The agreements remain in effect for as long as the Company manufactures and sells the toys.

Note 16.       Profit Sharing Plan

The Company has a qualified 401(k) profit sharing plan in effect for eligible employees. The plan provides for pre-tax employee contributions. A portion of the pre-tax employee contributions will be matched by the Company on a discretionary basis. The plan also provides for annual contributions at the discretion of the Company. Total contributions are not to exceed annual amounts deductible under Internal Revenue Service regulations. No contributions were made for the years ended December 31, 2004 and December 31, 2003.