Form 10-Q
period 2005-03-31
SMALL WORLD KIDS INC
filed 2005-05-16
CIK 1157564

 UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ___________ to ____________

Commission file number 333-68532

SMALL WORLD KIDS, INC.
(Exact name of registrant as specified in its charter)

Nevada	86-0678991
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

5711 Buckingham Parkway, Culver City, California 90230
(Address of principal executive offices)

(310) 645-9680
Issuer’s telephone number:

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒   No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).  Yes  ☐ No  ☒

The number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 53,280,750 common shares as of May 16, 2005.

SMALL WORLD KIDS, INC.

FORM 10-Q

TABLE OF CONTENTS

PART I.	FINANCIAL INFORMATION

	ITEM 1.	Financial Statements

		Condensed Consolidated Balance Sheets as of March 31, 2005 (unaudited) and December 31, 2004.	3

		Condensed Consolidated Statements of Operations for the Three Months Ended March 31, 2005 (Successor) and the Three Months Ended March 31, 2004 (Predecessor) (unaudited)	4

		Condensed Consolidated Statements of Shareholders’ Equity (Deficit) for the Three Months Ended March 31, 2005 (unaudited)	5

		Condensed Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2005 (Successor) to the Three Months Ended March 31, 2004 (Predecessor) (unaudited)	6

		Notes to Condensed Consolidated Financial Statements	7

	ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	11

	ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk	21

	ITEM 4.	Controls and Procedures	21

PART II.	OTHER INFORMATION

	ITEM 1.	Legal Proceedings	22
	ITEM 2.	Unregistered Sales of Equity Securities	22
	ITEM 3.	Defaults upon Senior Securities	22
	ITEM 4.	Submission of Matters to a Vote of Security Holders	22
	ITEM 5.	Other Information	22
	ITEM 6.	Exhibits	22

PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements

SMALL WORLD KIDS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2005	December 31, 2004
	(Unaudited)
ASSETS
Current assets:
Cash	$416,736	$1,785,084
Accounts receivable - net of allowances of $364,794 and $252,212, respectively	7,527,139	7,005,764
Inventory	3,829,459	2,471,556
Prepaid expenses and other assets	1,818,054	1,625,695
Total current assets	13,591,388	12,888,099
Property and equipment, net	487,925	505,059
Goodwill	2,308,145	2,308,145
Tradenames - net of accumulated amortization of $161,827 and $111,760, respectively	1,840,816	1,890,883
Customer List - net of accumulated amortization of $72,333 and $51,333, respectively	767,667	788,667
Purchased technology and other intangible assets - net of accumulated amortization of $46,829 and $27,279, respectively	414,142	433,692
Other assets	456,592	401,592
Total Assets	$19,866,675	$19,216,137

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities:
Accounts payable	$3,040,374	$1,808,637
Accrued liabilities	1,235,125	814,201
Notes payable to former shareholder, Small World Toys	350,000	262,500
Notes payable, net	2,805,698	2,562,348
Warrant liability	906,707	736,483
Total current liabilities	8,337,904	6,184,169
Long term debt:
Notes payable, bank	8,359,825	8,229,262
Bridge Note, SWT, LLC (related party)	5,000,000	5,000,000
Notes payable to former shareholder, Small World Toys	350,000	437,500
Total long term debt	13,709,825	13,666,762
Deferred tax liabilities	436,305	436,305
Total liabilities	22,484,034	20,287,236
Stockholders equity (deficit):
Common stock, $.001 par value: Authorized - 100,000,000 shares Outstanding - 53,200,750 shares and 53,120,750 shares, respectively	11,967	11,887
Additional paid-in capital	446,104	—
(Accumulated deficit) retained earnings	(3,075,430)	(1,082,986)
Total stockholders’ equity (deficit)	(2,617,359)	(1,071,099)
Total liabilities and stockholders’ equity (deficit)	$19,866,675	$19,216,137

See Accompanying Notes to Condensed Consolidated Financial Statements.

SMALL WORLD KIDS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended
	March 31, 2005 (Successor)	March 31, 2004 (Predecessor)

Net Sales	$7,152,180	$6,596,783

Cost of sales	3,904,172	3,651,678

Gross profit	3,248,008	2,945,105

Operating expenses:
Selling, general and administrative	3,634,574	2,679,862
Research and development	488,023	247,605
Amortization of intangibles	90,617	—
Total operating expenses	4,213,214	2,927,467

Income (loss) from operations	(965,206)	17,638

Other income (expense)	(413,326)	75,504

Interest expense, net	(613,912)	(48,723)

Income (loss) before income taxes	(1,992,444)	44,419

Provision (benefit from) for income taxes	—	(1,060)
Net income (loss)	$(1,992,444)	$43,359

Earnings (loss) per share:
Basic & diluted	$(0.04)	$4.34

Weighted average number of shares:
Basic & diluted	53,128,750	10,000

See Accompanying Notes to Condensed Consolidated Financial Statements.

SMALL WORLD KIDS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
(Unaudited)

	Common Stock Shares	Common Stock Par Value	Additional Paid-in Capital	Accumulated Deficit	Total

Balance at December 31, 2004	53,120,750	$11,887	$—	$(1,082,986)	$(1,071,099)

Net income (loss)	—	—	—	(1,992,444)	(1,992,444)

Stock compensation	—	—	406,184	—	406,184

Net issuances under stock plans	80,000	80	39,920	—	40,000

Balance at March 31, 2005	53,200,750	$11,967	$446,104	$(3,075,430)	$(2,617,359)

See Accompanying Notes to Condensed Consolidated Financial Statements.

SMALL WORLD KIDS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Three Months Ended
	March 31, 2005 (Successor)	March 31, 2004 (Predecessor)
Cash flows from operating activities:
Net income (loss)	$(1,992,444)	$43,359
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	60,169	40,042
Amortization of intangibles	90,617	—
Non-cash compensation expense	81,834	—
Non-cash interest expense	243,350	—
Change in fair value of warrant liability	(494,574)	—
Reclassification of common stock issuance (see Note 1)	(324,350)	—
Changes in operating assets and liabilities in:
Receivables	(521,375)	(1,252,759)
Inventories	(1,357,903)	288,532
Prepaid expenses and other assets	(192,359)	147,871
Accounts payable	1,231,737	(1,129,602)
Accrued liabilities	420,924	(319,546)
Other	(55,000)	(18,187)
Net cash used in operating activities	(1,820,226)	(2,200,290)

Cash flows from investing activities:
Purchases of property and equipment	(43,035)	(38,436)
Net cash used in investing activities	(43,035)	(38,436)

Cash flows from financing activities:
Short-term debt borrowings	130,563	2,250,000
Proceeds from common stock issuances	364,350
Net cash provided by financing (used for) activities	494,913	2,250,000

Net increase (decrease) in cash	(1,368,348)	11,274
Cash - beginning of period	1,785,084	24,202
Cash - end of period	$416,736	$35,476

Supplemental cash flow information:
Cash payments for interest	105,475	30,485

See Accompanying Notes to Condensed Consolidated Financial Statements.

SMALL WORLD KIDS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1 Basis of Consolidation and Stock Based Compensation

Basis of Consolidation

The accompanying unaudited condensed consolidated interim financial statements have been prepared by the Company on the same basis as the Company’s December 31, 2004 audited financial statements and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, some of the information and footnote disclosure normally required by accounting principles generally accepted in the United States (“US GAAP”) has been condensed or omitted. These interim condensed consolidated financial statements and notes should be read in conjunction with our audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2004.  All adjustments necessary for a fair presentation have been made and include all normal recurring adjustments.  Interim results of operations are not necessarily indicative of results to be expected for the year.

As a result of the May 20, 2004 transactions described in the following paragraphs, we have had a change of our management, our controlling shareholders, our financial position and our business plan. Small World Kids, Inc., formerly SavOn Team Sports, Inc. (“Small World” or the “Company”) became a holding company and has no significant business operations or assets other than its interest in Small World Toys, Inc. (“Small World Toys” or “SWT”).

On May 20, 2004, Small World completed an Exchange Agreement (the “Agreement”) whereby Small World issued common stock in exchange for all of the equity interests of Fine Ventures, LLC (“FVL”). Prior to the Agreement, Small World was considered a shell company because it had minimal net assets and operations. As the shareholders of FVL control the Company subsequent to the transaction, the Agreement was accounted for as a recapitalization of FVL. Therefore, for accounting purposes, the financial statements presented for Small World are a continuation of FVL. Prior to May 20, 2004, FVL had no operating activities for financial statement presentation purposes, May 21, 2004 is considered the inception of Small World and due to immateriality, all expenditures prior to that date are included in the results of operations for the period ended June 30, 2004.

Additionally, on May 20, 2004, Small World acquired all of the issued shares of Small World Toys in a transaction accounted for as a purchase. As a result of the acquisition, SWT is considered to be the predecessor business.

Stock Based Compensation

As permitted by SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”) the stock options granted are accounted for under the intrinsic value recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”). Accordingly, no compensation expense has been recorded for stock options granted with exercise prices greater than or equal to the fair value of the underlying common stock at the option grant date.

SFAS 123 requires the disclosure of pro forma net income (loss) and earnings (loss) per share as if we had adopted the fair value method.  Under SFAS 123, the fair value of stock-based awards to employees is calculated through the use of option pricing models, even though such models were developed to estimate the fair value of freely tradable, fully transferable options without vesting restrictions, which significantly differ from our stock option awards.  These models also require subjective assumptions, including future stock price volatility and expected time to exercise, which greatly affect the calculated values.  For purposes of estimating the effect of SFAS 123 on our net income (loss) the fair value of our options was estimated at the grant date using the Black-Scholes option pricing model with the following weighted average assumptions:

	Three Months Ended
	March 31, 2005 (Successor)	March 31, 2004 (Predecessor)
Expected life (in years)	10	—
Expected volatility	4.25%	—
Risk-free interest rate	117.8	—
Expected dividend	—	—

Our calculations are based on a single option valuation approach and forfeitures are recognized as they occur.  During the periods presented, we recorded no compensation expense under APB 25. The following pro forma net loss and loss per share information is presented as if the Company accounted for stock-based compensation awarded using the fair value method. Under the fair value method, the estimated fair value of stock-based incentive awards is charged against income over the vesting period.

	Three Months Ended
	March 31, 2005 (Successor)	March 31, 2004 (Predecessor)
Net income (loss) as reported	$(1,992,444)	$43,359
Deduct: Stock-based employee compensation expense determined under the fair value method for all awards, net of related tax effects	(103,680)	—
Pro forma net income (loss)	$(2,096,124)	$43,359
Basic and diluted net earnings (loss) per share:
As reported	(0.04)	4.34
Pro forma	(0.04)	4.34

No options were granted to directors, officers and employees during the quarter ended March 31, 2005. The Company granted 3,000,000 stock options to four consultants in the quarter ended March 31, 2005.  These options vested immediately with a six month term and an exercise price greater than the traded per share value of the underlying common stock on the date of grant. The value of the options of $343,327 was determined using the Black-Scholes option-pricing model and was recorded as deferred compensation and will be amortized as non-cash compensation expense over the twelve month term of the consulting agreement, of which $81,834 of non-cash compensation was recorded in the quarter ended March 31, 2005. 80,000 options were exercised by the consultants in the quarter ended March 31, 2005. The Company also granted 500,000 stock options to a consultant in the quarter ended March 31.  These 500,000 options vest equally quarterly beginning in the quarter ended June 30, 2005 over three years but any vested options granted will expire three months after the date of the termination of the consulting agreement. As the options vest, a non-cash compensation expense will be recorded using the Black-Scholes option-pricing model.

In the first quarter of 2005 the Company reclassified the value of 650,000 Shares granted to St. Cloud Capital Partners L.P in conjunction with the Note Purchase Agreement (the “Agreement”) on September 15, 2004 from a liability to equity. At inception it was believed that the Company may have had an unconditional obligation with as set forth under SFAS No. 150 ("FAS 150") Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity and recorded the value of $325,000 as a liability. During the first quarter of 2005 the Company based upon further information and analysis of the Agreement, reclassified the amount as it appeared the Shares granted are more appropriately be classified as equity.

Note 2 Summary of Significant Accounting Policies

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles in the United States (“US GAAP”) requires management to make estimates and assumptions that affect the amounts reported in the financial statements and the accompanying notes during the reporting period. Estimates in these financial statements may include but are not limited to inventory valuations. Actual results could differ from those estimates.

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

Revenue Recognition

We recognize revenue when all four revenue recognition criteria have been met: persuasive evidence of an arrangement exists, the product has been delivered or the service has been rendered, the price is fixed or determinable and collection is probable. The Company recognizes revenue from product sales upon when all of the foregoing conditions are met which in general is at the time of shipment where the risk of loss and title has passed to the customer. However, certain shipments such as direct shipments from our vendors to the customer may be recognized at FOB destination, depending on sales terms. Additionally, we sometimes use consolidators to deliver our products (usually export shipments), in which circumstance revenue is recognized depending on sales terms specified by our sales agreements.

Sales allowances for customer promotions, discounts and returns are recorded as a reduction of revenue when the related revenue is recognized. We routinely commit to promotional sales allowance programs with customers. These allowances primarily relate to fixed programs, which the customer earns based on purchases of our products during the year. Discounts are recorded as a reduction of related revenue at the time of sale. Sales to customers are generally not subject to any price protection or return rights.

Advertising Costs

All advertising costs are expensed as incurred. Advertising costs charged to operations were $11,000 and $0 for the quarters ended March 31, 2005 and March 31, 2004, respectively. Advertising costs under co-op arrangements were $32,000 and $30,000 for the quarters ended March 31, 2005 and March 31, 2004, respectively.

Note 3 Balance Sheet Components

Prepaid expenses and other current assets

Prepaid expenses and other assets include deferred design and packaging expenses that are amortized over the life of the applicable product, a barter contract, other prepaid expenses and miscellaneous items as follows:

	March 31, 2005	December 31, 2004
Design and packaging expenses	$421,592	$401,206
Prepaid inventory purchases	171,194	142,290
Barter contract	160,627	160,624
Prepaid insurance	141,912	66,198
Prepaid marketing fees	119,297	123,629
Miscellaneous prepaid expenses and other assets	803,432	731,748
	$1,818,054	$1,625,695

Property and equipment consist of the following:

	March 31, 2005	December 31, 2004
Computer equipment	$212,140	$174,300
Warehouse equipment	65,744	65,744
Mold cost	233,526	228,332
Furniture and fixtures	56,354	56,353
Leasehold improvements	92,015	92,015
	659,779	616,744
Less: accumulated depreciation and amortization	(171,854)	(111,685)
Property and equipment, net	$487,925	$505,059

Depreciation expense for three months ended March 31, 2005 and 2004 was $60,169 and $40,042, respectively.

Note 4 Earnings (Loss) Per Share

Basic earnings per share are computed by dividing income or loss available to common shareholders by the weighted average number of common shares outstanding during the reporting period.  Diluted earnings per share is computed based on the weighted average number of shares outstanding during the period increased by the effect of the potential dilution that could occur if securities or other contracts, such as stock options and stock purchase contracts were exercised or converted into common stock using the treasury stock method. Earnings per share have been computed as follows:

	Three Months Ended
	March 31, 2005 (Successor)	March 31, 2004 (Predecessor)
Net income (loss)	$(1,992,444)	$43,359

Basic weighted average shares outstanding	53,128,750	10,000
Effect of stock options	—	—
Diluted weighted average shares outstanding	53,128,750	10,000

Basic earnings (loss) per share	$(0.04)	$4.34
Diluted earnings (loss) per share	$(0.04)	$4.34

For the period ended March 31, 2005, all options and warrants were considered to be anti-dilutive and were not included in the calculations of earnings per share.

Note 5 Borrowing Facilities

On December 15, 2004 Small World Toys entered into a Revolving Credit and Security Agreement (the “Credit Agreement”) with PNC Bank (“PNC) pursuant to which PNC will make revolving advances up to a maximum amount of $16,500,000 including a seasonal advance of $1,500,000. The Company’s ability to utilize the Credit Facility is based on a percentage of eligible receivables and eligible inventory. The Credit Agreement contains a number of covenants including a fixed charge financial covenant. As of March 31, 2005, the Company was in compliance with all the covenants under its Credit Facility with PNC. Interest is payable monthly at PNC’s prime rate plus 0.50. On January 14, 2005, the Company amended the Credit Agreement from January 14, 2005 through and including March 14, 2005 to increase the concentration limit for receivables with standard terms owing from the Company’s largest customer from 10% to 25%. As of March 31, 2005, we had $1,085,000 of availability on our credit facility that includes the seasonal advance.

Note 6 Subsequent Events

On April 28, 2005, the Company entered into Term Credit Agreements (“Credit Agreements”) with Hong Kong League Central Credit Union and PCCW Credit Union (collectively the “Lenders”) for loans of $635,000 and $115,000, respectively due on or before August 31, 2005 (the “Maturity Date”). Interest is payable monthly at a rate of 2.0% per month. These Credit Agreements were entered into in order to fund a letter of credit required by one of the Company’s new vendors.

On May 12, 2005 the Company amended its Revolving Credit and Security Agreement (“Credit Agreement”) with PNC Bank to adjust its borrowing limit which is based on a percentage of eligible Receivables as follows: (i) from 80% to 90% until December 14, 2005; (ii) from 90% to 85% for the period December 15, 2005 to December 31, 2005. On January 1, 2006 the eligibility percentages will then revert to the original Credit Agreement terms until expiration. Additionally, the amended Credit Agreement stipulates repayment of any borrowings under the Seasonal Advance shall be repaid from in-full on June 15, 2005 to increments of $500,000 on November 30, 2005, December 15, 2005 and December 31, 2005.

Item 2. Management’s Discussion and Analysis and Results of Operations

Forward-Looking Statements

This Report contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, and Section 21E of the Securities Exchange Act of 1934. For example, statements regarding our financial position, business strategy and other plans and objectives for future operations, and assumptions and predictions about future product demand, supply, manufacturing, costs, marketing and pricing factors are all forward-looking statements. These statements are generally accompanied by words such as “intend,” “anticipate,” “believe,” “estimate,” “potential(ly),” “continue,” “forecast,” “predict,” “plan,” “may,” “will,” “could,” “would,” “should,” “expect” or the negative of such terms or other comparable terminology. We believe that the assumptions and expectations reflected in such forward-looking statements are reasonable, based on information available to us on the date hereof, but we cannot assure you that these assumptions and expectations will prove to have been correct or that we will take any action that we may presently be planning. However, these forward-looking statements are inherently subject to known and unknown risks and uncertainties. Actual results or experience may differ materially from those expected or anticipated in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, regulatory policies, competition from other similar businesses, and market and general policies, competition from other similar businesses, and market and general economic factors. This discussion should be read in conjunction with the condensed consolidated financial statements and notes thereto included in Item 1 of this Quarterly Report on Form 10-Q and that of our Annual Report on Form 10-KSB dated December 31, 2004.

Overview

Small World Kids, Inc. (“Small World Kids” or the “Company”) was organized on July 28, 2001 in the state of Utah under the name Savon Team Sports, Inc. (“Savon”) to sell sporting goods over the Internet. The business operations generated limited revenues and operated at a loss since inception. On August 1, 2004, as a result of the May 20, 2004 transactions discussed below, we changed our name from Savon Team Sports, Inc. to Small World Kids, Inc. We also changed our domicile from Utah to Nevada.

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

As a result of the May 20, 2004 transactions, we have had a change of our management, our controlling shareholders, our financial position and our business plan. Small World Kids became a holding company and has no significant business operations or assets other than its interest in Small World Toys, the accounting predecessor company. Since Small World Kids, the accounting successor company had no significant business operations or assets prior to the May 20, 2004 transactions described above, presenting comparative periods would not be meaningful. As such, the results of operations presented below for the predecessor are those of Small World Toys.

The accompanying condensed consolidated statements of operations present the results of operations of Small World Kids (the accounting successor company) for the quarter ended March 31, 2005 and the consolidated results of Small World Toys (the accounting predecessor company) for the quarter ended March 31, 2004.

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

We employ a staff of designers. We occasionally acquire other product concepts from unaffiliated third parties. If we accept and develop a third party’s concept for new toys, we generally pay a royalty on the toys developed from this concept that are sold. Royalties payable to inventors and developers generally range from 3% to 5% of the wholesale sales prices for each unit of a product sold by us. We believe that utilizing experienced third-party inventors gives us access to a wide range of development talent.

Our business is subject to seasonal fluctuations. We have or will introduce new product catalogs in January, April, June and August. Generally, the second quarter is the period of lowest shipments and sales and, therefore, the least profitable due to fixed costs. Seasonality factors may cause our operating results to fluctuate from quarter to quarter. We reduce our seasonality with retailer “early buy” programs that encourage them to stock our products in the first and second calendar quarters and pay during the third and fourth quarters. This allows us to occupy greater shelf space throughout the year.

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

Results of Operations for Three Months Ended March 31, 2005 Compared to Three Months Ended March 31, 2004

Net sales

Net sales increased $555,000 or 8.4% to $7,152,000 for the three months ended March 31, 2005 from $6,597,000 for the three months ended March 31, 2004. Revenues were positively impacted by increased shipments of products related to certain core brands, such as Ryan’s Room®, IQ Baby®, IQ Preschool®, Small World Living™, Gertie Balls®, Tolo® and the All about Baby product line contributing a 28.0% increase for the three months ended March 31, 2005 versus the comparable prior year period. SW Express™, our distribution arm experienced a 68% increase for the quarter ended March 31, 2005 over the comparable prior year period. Somewhat offsetting these increases were decreased shipments relating to certain core brands, such as Puzzibilities®, Small World Kids (product line) and products relating to the following item classes; Arts and Crafts, Tub Tints and Vehicles.

Gross Profit

Gross profit increased $303,000 or 10.3% to $3,248,000 for the three months ended March 31, 2005 as compared to $2,945,000 for the three months ended March 31, 2004. Gross margin increased to 45.4% for the three months ended March 31, 2005 from 44.6% for the three months ended March 31, 2004. The increase in gross margin resulted mainly from price increases and procurement efficiencies implemented in the beginning of 2005.

Operating Expenses

Operating expenses increased $1,286,000 or 43.9% to $4,213,000 for the three months ended March 31, 2005 from $2,927,000 for the three months ended March 31, 2004. Operating expenses as a percent of net sales increased to 58.9% for the three months ended March 31, 2005 from 44.4% for the three months ended March 31, 2004. The primary factor for the increase in operating expenses for the three months ended March 31, 2005 was an increase of $473,000 in general and administrative expenses principally as a result of the cost of becoming a public company including increased legal, auditing, insurance and investor relation expenses, along with the cost of the Section 404, Management Assessment of Internal Controls, of the Sarbanes-Oxley Act implementation that we began in the fourth quarter, 2004. In addition, non-cash consulting expense for the quarter ended March 31, 2005 in the amount of $82,000 is attributable to the issuance of 3,000,000 stock options granted to consultants for services valued by using the Black-Scholes option-pricing model. Operations and selling expenses also increased $400,000 for the three months ended March 31, 2005 as compared to the prior year period in support of the increased sales volume. Research and Development increased by $240,000. Amortization of intangibles was $91,000 for the three months ended March 31, 2005.

Other Income and Expense

Other income and expense which includes sublease rental income, commission income and the increase in the fair value of the warrant liability totaled an expense of $413,000 for the quarter ended March 31, 2005 from income of $76,000 for the quarter ended March 31, 2004. This decrease was attributable to the non-cash increase in the fair value of the warrant liability of $495,000.

Interest expense increased $565,000 to $614,000 for the quarter ended March 31, 2005 from $49,000 for the quarter ended March 31, 2004 due principally to the $5 million Bridge Note that was entered into in May 2004 with SWT, LLC and the $3.2 million Notes payable, bridge that was entered into in September 2004 with St. Cloud and Strome. Cash used in service of debt for the quarter ended March 31, 2005 increased $75,000 to $105,000 from $30,000 forthe quarter ended March 31, 2004 primarily due to the $5 million Bridge Note.

Provision for Income Tax

No income tax provision was recorded for the three months ended March 31, 2005 due to the net loss incurred for the quarter ended March 31, 2005. Small World Toys, the predecessor company was a Subchapter S corporation and as such had no income tax exposure.

Liquidity and Capital Resources

Small World Kids, as the successor company, had no significant business operations or assets prior to the acquisition on May 20, 2004 of Small World Toys (predecessor). As such, the liquidity and capital resources described below of Small World Toys are the same for Small World Kids.

Cash has historically been generated from operations. Operations and liquidity needs are funded primarily through cash flows from operations, as well as utilizing, when needed, borrowings under our secured credit facilities. Working capital needs generally reach peak levels from August through November of each year. To gain shelf space and address the seasonality of the toy industry, we offer early buy programs that are volume related with extended payment terms. Our historical revenue pattern is one in which the second half of the year is more significant to our overall business than the first half and, within the second half of the year, the fourth quarter is the most prominent. The trend of retailers over the past few years has been to make a higher percentage of their purchases of toy and game products within or close to the fourth quarter holiday consumer buying season, which includes Christmas. We expect that this trend will continue. As such, historically, the majority of cash collections for Small World Toys occur late in the fourth quarter as the extended payment terms become due from our early buy programs. As receivables are collected, the proceeds are used to repay borrowings under our Credit Agreement.

On December 15, 2004, Small World Toys entered into a Revolving Credit and Security Agreement (the “Credit Agreement”) with PNC Bank, National Association (“PNC”) pursuant to which PNC will make revolving advances and issue or cause the issuance of letters of credit (the “Credit Facility”).  This replaced the $11,500,000 credit facility with Manufacturers Bank. The term of the Credit Agreement is three years. The maximum amount available under the Credit Facility is $16,500,000 including a seasonal advance of $1,500,000. The Company’s ability to utilize the Credit Facility is based on a percentage of eligible receivables and eligible inventory is provided in the Credit Agreement.  Interest is payable monthly at either PNC’s prime rate plus 0.50% or one, two or three month fully absorbed PNC Eurodollar Rate plus 3.25% as requested in accordance with the terms of the Credit Agreement.  The Credit Agreement contains a number of covenants including a fixed charge financial covenant. As of March 31, 2005, the Company was in compliance with all the covenants under its Credit Facility with PNC. Small World Toys’ obligation under the Credit Facility is collateralized by a security interest the assets of Small World Toys, a guaranty by Small World Kids which is secured by certain shares of Small World Toys and a limited guaranty of Debra Fine, the Chief Executive Officer and President of Small World Kids and Small World Toys.

On January 14, 2005, we amended the Credit Agreement from January 14, 2005 through and including March 14, 2005 to increase the concentration limit for receivables with standard terms owing from the Company’s largest customer to 25% from 10%.

On May 12, 2005 the Company amended its Revolving Credit and Security Agreement ("Credit Agreement") with PNC Bank to adjust its borrowing limit which is based on a percentage of eligible Receivables as follows: (i) from 80% to 90% until December 14, 2005; (ii) from 90% to 85% for the period December 15, 2005 to December 31, 2005. On January 1, 2006 the eligibility percentages will then revert to the original Credit Agreement terms until expiration. Additionally, the amended Credit Agreement stipulates repayment of any borrowings under the Seasonal Advance shall be repaid from in-full on June 15, 2005 to increments of $500,000 on November 30, 2005, December 15, 2005 and December 31, 2005.

As of March 31, 2005, we had $1,085,000 of availability on our credit facility that includes the seasonal advance.

We believe that the funds available to us, including cash expected to be generated from operations and funds available through the committed lines of credit including short term borrowings, are adequate to meet our operating needs for 2005. However, unforeseen circumstances, such as softness in the retail environment or unanticipated changes in consumer preferences could result in a significant decline in revenues and operating results, which could result in non-compliance with debt covenants under the Credit Agreement. Non-compliance with the debt covenants could result in our being unable to utilize borrowings under our revolving credit facility, a circumstance that would not allow us to fund our operating shortfalls, or accelerate the repayment of the credit facility.

We believe we will need additional financing to fund our acquisition strategy, the amount of which will depend on the price and structure of potential acquisitions.

On March 31, 2005, cash and cash equivalents were approximately $417,000 which compares to $1,785,000 at December 31, 2004.

For the quarter ended March 31, 2005, we used cash from operating activities of $1,496,000 as compared to the quarter ended March 31, 2004, where we used cash from operating activities of $2,200,000. For the quarter ended March 31, 2005, accounts receivable increased $521,000 as compared to the quarter ended March 31, 2004 where accounts receivables increased by $1,253,000. Inventory increased by $1,357,000 for the quarter ended March 31, 2005 driven by the earlier ordering of inventory to protect us from energy and labor shortages that may be experienced by our manufacturing sources in Asia. This compares to quarter ended March 31, 2004 where inventories decreased by $289,000. Accounts payable increased by $1,232,000 for the quarter ended March 31, 2005 as our inventory increased. This compares to quarter ended March 31, 2004 where accounts payable decreased by $1,130,000.

Since we outsource the manufacturing of our products to Asia, we have historically low requirements for additions to property and equipment. For the quarter ended March 31, 2005, we expended $43,000 in additions to property and equipment as compared to the quarter ended March 31, 2004, where we expended $38,000 for additions to property and equipment.

For the quarter ended March 31, 2005, we increased the borrowing under our revolver line of credit by $131,000 as compared to the quarter ended March 31, 2004, where we increased the borrowing under our revolver line of credit by $2,250,000.

Cash decreased for the quarter ended March 31, 2005 by $1,368,000 as compared to increasing for the quarter ended March 31, 2004 by $11,000 due to the factors previously described.

On July 28, 2004, we entered into a stock purchase agreement (“Put Agreements”) with each of Wire Mill Partners III LLC, LLC and Pewter Hill Partners LLC (“Purchasers”) that obligated each of them to purchase, upon our election, up to 8,000,000 shares of our common stock for an aggregate purchase price of $5 million (representing a total commitment from both purchasers of $10 million). The obligation of the Purchaser is subject to the following limitations: (i) the tranches must be sold in order; and (ii) the shares must be registered for resale. If we sell all the shares to the Purchasers, the first tranche of 8,000,000 shares will be sold at a purchase price of $.50 per share and the second tranche of 8,000,000 shares will be sold at $.75 per share. The Company will pay a five percent (5%) placement fee on the gross proceeds payable to First Securities USA, Inc in connection with the Put Agreements.

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

Contractual Obligations and Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements as defined by Regulation S-K that have or are reasonably likely to have a current or future effect on the Company’s financial condition, revenues or expense or liquidity.  Information regarding our long-term debt payments, operating lease payments and other commitments is provided in Item 6 “Management’s Discussion and Analysis” of our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2004.  There have been no material changes in contractual obligations since December 31, 2004.

Critical Accounting Policies and Significant Estimates

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States requires management to make judgments, assumptions and estimates that affect the amounts reported. We have identified the following as items that require significant judgment and often involve complex estimation: revenue recognition and sales allowances, inventory valuation and long-lived assets (including goodwill and intangible assets).

Revenue Recognition and Sales Allowances

We recognize revenue when all four revenue recognition criteria have been met: persuasive evidence of an arrangement exists, the product has been delivered or the service has been rendered, the price is fixed or determinable and collection is probable. The Company recognizes revenue from product sales upon when all of the foregoing conditions are met which in general is at the time of shipment where the risk of loss and title has passed to the customer. However, certain shipments such as direct shipments from our vendors to the customer or shipments through a consolidator (usually export shipments), may be recognized at FOB destination, depending on sales terms.

Sales allowances for customer promotions, discounts and returns are recorded as a reduction of revenue when the related revenue is recognized. We routinely commit to promotional sales allowance programs with customers. These allowances primarily relate to fixed programs, which the customer earns based on purchases of our products during the year. Discounts are recorded as a reduction of related revenue at the time of sale. Sales to customers are generally not subject to any price protection or return rights.

Inventory Valuation

Inventory is valued at the lower of cost or market. Inventory costs consist of the purchases of finished goods from our vendors and the associated costs necessary to obtain those inventories. As necessary, we write down our inventory to its estimated market value based on assumptions about future demand and market conditions. Failure to accurately predict and respond to consumer demand could result in the under production of popular items or overproduction of less popular items which may require additional inventory write-downs which could materially affect our future results of operations.

Long-lived Assets

We evaluate long-lived assets whenever events or changes in business circumstances or our planned use of assets indicate that their carrying amounts may not be fully recoverable or that their useful lives are no longer appropriate.  Reviews are performed to determine whether the carrying values of assets are impaired based on comparison to either the discounted expected future cash flows (in the case of goodwill and intangible assets) or to the undiscounted expected future cash flows (for all other long-lived assets).  If the comparison indicates that impairment exists, the impaired asset is written down to its fair value.  Significant management judgment is required in the forecast of future operating results that are used in the preparation of expected discounted and undiscounted cash flows.

The total purchase price of our acquisitions are allocated to the fair value of the assets acquired and liabilities assumed in accordance with the provisions of Statements of Financial Accounting Standards (“SFAS”) No. 141, Business Combinations and No. 142, Goodwill and Other Intangible Assets. In accordance with Statement of Financial Accounting Standards No. 141, we estimated the fair value of the assets acquired for purpose of allocating the purchase price. Intangible assets are being amortized over their useful lives with the customer list and tradenames to be amortized over 10 years, technologies to be amortized over 5 years and non-compete agreement to be amortized over the length of the agreement.

At March 31, 2005, we had a net amount of $5,330,770 of goodwill and purchased intangible assets on our Consolidated Balance Sheet.  As no impairment indicators were present during the first quarter of fiscal 2005, we believe this value remains recoverable based on the discounted estimated future cash flows of the associated products and technologies. We had no goodwill or intangible assets as of March 31, 2004.

Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 123 (revised 2004), “Share-Based Payment” (SFAS 123R).  SFAS 123R eliminates the alternative of applying the intrinsic value measurement provisions of APB 25 to stock compensation awards issued to employees.  Rather, the new standard requires enterprises to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award.  That cost will be recognized over the period during which an employee is required to provide services in exchange for the award, usually the vesting period.

The pro forma effects on net income and earnings per share as if the Company had applied the fair value recognition provisions of original SFAS 123 on stock compensation awards (rather than applying the intrinsic value measurement provisions of APB 25) are in the Notes to Condensed Consolidated Financial Statements (see Note 1).  Although the pro forma effects of applying original SFAS 123 may be indicative of the effects of adopting SFAS 123R, the provisions of these two statements differ in some important respects.  The actual effects of adopting SFAS 123R will be dependent on numerous factors including, but not limited to, the valuation model chosen by the Company to value stock-based awards; the assumed award forfeiture rate; the accounting policies adopted concerning the method of recognizing the fair value of awards over the requisite service period; and the transition method chosen for adopting SFAS 123R.  Adoption of this accounting standard will have a material adverse impact on the Company’s consolidated financial statements.  This statement will be effective for the Company’s first quarter ending January 31, 2006.

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs”, an amendment of Accounting Research Bulletin No. 43, Chapter 4.  This Statement is the result of a broader effort by the FASB working with the International Accounting Standards Board to reduce differences between U.S. and international accounting standards. SFAS No. 151 eliminates the “so abnormal” criterion in ARB No. 43 and companies will no longer be permitted to capitalize inventory costs on their balance sheets when the production defect rate varies significantly from the expected rate.  It also makes clear that fixed overhead should be allocated based on “normal capacity.” SFAS No. 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005.  The Company will adopt this standard in the first quarter of 2006 but does not believe that it will have a material effect on the results of operations or consolidated financial position.

Risk Factors

We are subject to changing consumer preferences.

Our business and operating results depend largely upon the appeal of our products. Our continued success in the toy industry will depend on our ability to redesign, restyle and extend our existing core products and product lines as consumer preferences evolve, and to develop, introduce and gain customer acceptance of new products and product lines. Several trends in recent years have presented challenges for the toy industry, including:

•	a slow economic recovery;

•	the phenomenon of children outgrowing toys at younger ages, particularly in favor of interactive and high technology products;

•	increasing use of technology;

•	our customers going out of business;

•	bad debts (uncollectible receivables);

•	rising costs of raw materials;

•	competition; and

•	higher consumer expectations for product quality, functionality and value.

•	We cannot assure you that:

•	our current products will continue to be popular with consumers;

•	the product lines or products that we introduce will achieve any significant degree of market acceptance;

•	we will be able to expand into new channels; or

•	the life cycles of our products will be sufficient to permit us to recover design, manufacturing, marketing and other costs associated with those products.

The toy industry is highly competitive.

The toy industry is highly competitive. Certain of our competitors have financial and strategic advantages over us, including:

•	greater financial resources;

•	larger sales, marketing and product development departments;

•	stronger name recognition;

•	longer operating histories; and

•	greater economies of scale.

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

Our two largest customers accounted for 10.3% and 21.7% of our net sales for the quarter ended March 31, 2005 and for our fiscal year ended December 31, 2004, respectively. Except for outstanding purchase orders for specific products, we do not have written contracts with or commitments from any of our customers. A substantial reduction in or termination of orders from any of our largest customers could adversely affect our business, financial condition and results of operations. In addition, pressure by large customers seeking price reductions, financial incentives, changes in other terms of sale or for us to bear the risks and the cost of carrying inventory also could adversely affect our business, financial condition and results of operations. If one or more of our major customers were to experience difficulties in fulfilling their obligations to us, cease doing business with us, significantly reduce the amount of their purchases from us, it could have a material adverse effect on our business, financial condition and results of operations. In addition, the bankruptcy or other lack of success of one or more of our significant retailers could negatively impact our revenues and bad debt expense.

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

Although we believe we could secure other third-party manufacturers to produce our products, our operations would be adversely affected if we lost our relationship with any of our current suppliers or if our current suppliers’ operations or sea or air transportation with our overseas manufacturers were disrupted or terminated even for a relatively short period of time. During the fiscal year ended December 31, 2004, the top ten vendors accounted for 58% of the total product purchases. The top two of these vendors accounted for 10% and 8% of total purchases, respectively. Our tools and dies are located at the facilities of our third-party manufacturers. Although we do not purchase the raw materials used to manufacture our products, we are potentially subject to variations in the prices we pay our third-party manufacturers for products, depending on what they pay for their raw materials.

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

•	the risk that reported goodwill may become impaired, requiring us to take a charge against our income;

•	other risks and uncertainties as are or may be detailed from time to time in the Company's public announcements and filings with the SEC, such as filings on Forms 8-K, 10-Q, 10-QSB and 10-KSB.

The Company undertakes no obligation to revise the forward-looking statements contained in this Quarterly Report on Form 10-Q to reflect events or circumstances occurring after the date of the filing of this report.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Market Risk Disclosures

At March 31, 2005, we had total debt commitments of approximately $16.9 million, and a hypothetical 10% increase in interest rates would have a material impact on our borrowing costs.  We do not hedge any interest rate exposures.

We purchase and manufacture our products and conduct sales in various global markets. Our sales are transacted in U.S. dollars.  However, our earnings and cash flows related to purchasing are exposed to fluctuations in foreign currency exchange rates.  We do not hedge out foreign currency rate exposures.

We do not anticipate any material adverse effect on our consolidated financial position, results of operations or cash flows resulting from these exposures.

Item 4. Controls and Procedures.

As a result of the May 20, 2004 transactions, the internal control structure in place for Small World Toys, Inc. has succeeded to Small World Kids, Inc. Since the acquisition of Small World Toys, our system of internal controls has evolved consistent with the development of our company.

(a) Evaluation of disclosure controls and procedures: As of March 31, 2005, the end of the period covered by this report, our chief executive and our chief financial officer reviewed and evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15 and Rule 15d-15(e)), which are designed to ensure that material information we must disclose in our report filed or submitted under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized, and reported on a timely basis, and have concluded, based on that evaluation, that as of such date, the disclosure controls and procedures were effective to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is accumulated and communicated to our chief executive officer and chief financial officer as appropriate to allow timely decisions regarding required disclosure.

(b) Changes in internal control over financial reporting: For the three months ended March 31, 2005, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceeding.

None

Item 2. Unregistered Sales of Equity Securities

None

Item 3. Defaults Upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Securities Holders

None

Item 5. Other Information

None

Item 6. Exhibits

Exhibits are numbered in accordance with the Exhibit Table of Item 601 of Regulation S-K:

Exhitbit No.	Desciption

31.1	Certification of the Chief Executive pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of the Chief Financial pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of the Chief Executive under Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of the Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

SMALL WORLD KIDS, INC.

Date: May 16, 2005	By:	/s/ Robert Rankin

Robert Rankin Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)