Form 10-Q
period 2005-06-30
SMALL WORLD KIDS INC
filed 2005-08-22
CIK 1157564

UNITED STATES SECURITIES AND EXCHANGE
COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from to

Commission file number 333-68532

SMALL WORLD KIDS, INC.

(Exact name of registrant as specified in its charter)

Nevada	86-0678911
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

The number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 54,105,750 common shares as of August 18, 2005.

SMALL WORLD KIDS, INC.

FORM 10-Q

TABLE OF CONTENTS

PART I.	FINANCIAL INFORMATION

	ITEM 1.	Financial Statements

Condensed Consolidated Balance Sheets as of June 30, 2005 (unaudited) and December 31, 2004

Condensed Consolidated Statements of Operations for the Three Months Ended June 30, 2005 and the periods May 21, 2004 to June 30, 2004 and April 1, 2004 to May 20, 2004 (unaudited)

Condensed Consolidated Statements of Operations for the Six Months Ended June 30, 2005 and the periods May 21, 2004 to June 30, 2004 and January 1, 2004 to May 20, 2004 (unaudited)

Condensed Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2005 and the periods May 21, 2004 to June 30, 2004 and January 1, 2004 to May 20, 2004 (unaudited)

Notes to Condensed Consolidated Financial Statements

	ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

	ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk

	ITEM 4.	Controls and Procedures

PART II.	OTHER INFORMATION

	ITEM 1.	Legal Proceedings

	ITEM 2.	Unregistered Sales of Equity Securities

	ITEM 3.	Defaults upon Senior Securities

	ITEM 4.	Submission of Matters to a Vote of Security Holders

	ITEM 5.	Other Information

	ITEM 6.	Exhibits

PART 1 - FINANCIAL INFORMATION

Item 1.                           Financial Statements

SMALL WORLD KIDS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2005	December 31, 2004
	(Unaudited)
ASSETS
Current assets:
Cash	$418,934	$1,785,084
Accounts receivable - net of allowances of $344,060 and $252,212, respectively	9,246,038	7,005,764
Inventory	5,790,323	2,471,556
Prepaid expenses and other assets	1,678,628	1,625,695
Total current assets	17,133,923	12,888,099
Property and equipment, net	565,401	505,059
Goodwill	2,308,145	2,308,145
Other intangible assets, net	3,299,660	3,113,242
Other assets	416,980	401,592
Total Assets	$23,724,109	$19,216,137

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities:
Accounts payable	$3,862,455	$1,808,637
Accrued liabilities	1,616,631	814,201
Current portion of long-term debt	15,457,420	2,562,348
Current portion of notes payable to related parties	437,500	262,500
Warrant liability	682,594	736,483
Total current liabilities	22,056,600	6,184,169
Long term debt:
Long-term debt	—	8,229,262
Notes payable, related parties	5,262,500	5,437,500
Total long term debt	5,262,500	13,666,762
Deferred tax liabilities	436,305	436,305
Total liabilities	27,755,405	20,287,236
Stockholders equity (deficit):
Common stock, $.001 par value: Authorized - 100,000,000 shares Outstanding - 53,780,750 shares and 53,120,750 shares, respectively	12,547	11,887
Additional paid-in capital	836,566	—
(Accumulated deficit) retained earnings	(4,880,409)	(1,082,986)
Total stockholders’ equity (deficit)	(4,031,296)	(1,071,099)
Total liabilities and stockholders’ equity (deficit)	$23,724,109	$19,216,137

See Accompanying Notes to Condensed Consolidated Financial Statements.

SMALL WORLD KIDS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Successor		Predecessor
	Three Months Ended June 30, 2005	May 21 – June 30, 2004	April 1 – May 20, 2004

Net Sales	$6,164,399	$1,659,987	$3,739,714

Cost of sales	3,854,691	893,870	2,129,093

Gross profit	2,309,708	766,117	1,610,621

Operating expenses:
Selling, general and administrative	3,049,153	1,172,438	1,660,966
Research and development	549,979	129,779	125,428
Amortization of intangibles	126,889	29,445	—
Total operating expenses	3,726,021	1,331,662	1,786,394

Loss from operations	(1,416,313)	(565,545)	(175,773)

Other income (expense):
Interest expense	(676,898)	(103,642)	(12,752)
Warrant valuation adjustment	224,114	—	—
Other	64,118	56,369	5,600
Total other income (expense)	(388,666)	(47,273)	(7,152)

Loss before income taxes	(1,804,979)	(612,818)	(182,925)

Provision (benefit from) for income taxes	—	(3,643)	4,703

Net loss	$(1,804,979)	$(616,461)	$(178,222)

Loss per share:
Basic & diluted	$(0.03)	$(0.01)	$(17.82)

Weighted average number of shares:
Basic & diluted	53,308,528	52,470,750	10,000

See Accompanying Notes to Condensed Consolidated Financial Statements.

SMALL WORLD KIDS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Successor		Predecessor
	Six Months Ended June 30, 2005	May 21 – June 30, 2004	January 1 – May 20, 2004

Net Sales	$13,316,580	$1,659,987	$10,336,500

Cost of sales	7,758,863	893,870	5,780,780
Gross profit	5,557,717	766,117	4,555,720

Operating expenses:
Selling, general and administrative	6,683,728	1,172,438	4,341,565
Research and development	1,038,001	129,779	373,034
Amortization of intangibles	217,506	29,445	—
Total operating expenses	7,939,235	1,331,662	4,714,599

Loss from operations	(2,381,518)	(565,545)	(158,879)

Other income (expense):
Interest expense	(1,290,809)	(103,642)	(61,475)
Warrant valuation adjustment	(270,461)	—	—
Other	145,365	56,369	81,850
Total other income (expense)	(1,415,905)	(47,273)	20,375

Loss before income taxes	(3,797,423)	(612,818)	(138,504)

Provision (benefit from) for income taxes	—	(3,643)	3,643
Net loss	$(3,797,423)	$(616,461)	$(134,861)

Loss per share:
Basic & diluted	$(0.07)	$(0.01)	$(13.49)

Weighted average number of shares:
Basic & diluted	53,219,083	52,470,750	10,000

See Accompanying Notes to Condensed Consolidated Financial Statements.

SMALL WORLD KIDS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Successor		Predecessor
	Six Months Ended June 30, 2005	May 21 – June 30, 2004	January 1 – May 20, 2004
Cash flows from operating activities:
Net income (loss)	$(3,797,423)	$(616,461)	$(134,861)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	112,744	43,530	62,325
Amortization of intangibles	217,506	—	—
Non-cash compensation expense	187,876	—	—
Non-cash interest expense	455,779	—	—
Change in fair value of warrant liability	(53,889)	—	—
Reclassification of common stock issuance (see Note 2)	324,350	—	—
Changes in operating assets and liabilities in:
Receivables	(2,240,274)	(232,581)	(3,507,170)
Inventories	(3,318,767)	(1,108,451)	1,445,781
Prepaid expenses and other assets	(52,933)	101,586	182,695
Accounts payable	2,053,818	1,025,091	(2,052,019)
Accrued liabilities	802,430	136,547	(56,155)
Other	(15,388)	777	66,583
Net cash used in operating activities	(5,324,171)	(649,962)	(3,992,821)

Cash flows from investing activities:
Purchases of property and equipment	(173,086)	(53,055)	(81,372)
Acquisitions of businesses, net of cash acquired	(108,924)	(5,510,870)	—
Net cash used in investing activities	(282,010)	(5,563,925)	(81,372)

Cash flows from financing activities:
Short-term debt borrowings	1,175,000	1,300,000	4,200,000
Long-term debt borrowings	2,985,031	5,000,000	—
Dividends paid to former shareholder	—	—	(76,392)
Proceeds from common stock issuances	80,000	—	—
Net cash provided by financing (used for) activities	4,240,031	6,300,000	4,123,608

Net increase (decrease) in cash	(1,366,150)	86,113	49,415
Cash - beginning of period	1,785,084	—	24,202
Cash - end of period	$418,934	$86,113	$73,617

Supplemental cash flow information:
Cash payments for interest	$835,030	$11,860	$70,462

Non-cash investing and financing activities:
Fair value of stock granted for acquisition (Note 4)	$245,000	—	—
Note issuance related to acquisition (Note 4)	$50,000
Reclassification of common stock issuance (Note 6)	$324,350	—	—

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

On May 20, 2004, Small World Kids, Inc., formerly SavOn Team Sports, Inc. (“Small World”, “SWK” or the “Company”) executed an Exchange Agreement (the “Agreement”) whereby SWK issued common stock in exchange for all of the equity interests of Fine Ventures, LLC (“FVL”).  Prior to the Agreement, SWK was considered a shell company as it had minimal net assets and operations.  As the shareholders of FVL control the Company subsequent to the transaction, the Agreement was accounted for as a purchase by FVL of SWK and the financial statements presented for the Company are a continuation of FVL.  Simultaneously SWK acquired all of the issued shares of Small World Toys, Inc. (“SWT”) in a transaction accounted for as a purchase resulting in a change in management, controlling shareholders, financial position and business plan of SWT.  As such, SWT is considered to be the predecessor business and SWK the successor for accounting purposes.  As SWK is considered a holding company because it currently has no significant business operations or assets other than SWT, the predecessor company’s results of operations are also presented for comparative purposes.

NOTE 2                    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles in the United States (“US GAAP”) requires management to make estimates and assumptions that affect the amounts reported in the financial statements and the accompanying notes during the reporting period.  Estimates in these financial statements may include but are not limited to inventory valuations, sales returns reserves, allowance for doubtful accounts receivable, income taxes and other contingent liabilities.  Actual results could differ from those estimates.

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

Advertising Costs

All advertising costs are expensed as incurred and charged to operations within the Selling, General and Administrative expenses.  Such costs were $40,000 and $30,000 for the three months ended June 30, 2005 and 2004, respectively and $84,000 and $60,000 for the six months ended June 30, 2005 and 2004, respectively.

Shipping and Handling

All shipping and handling costs related to sales to customers are expensed as incurred and charged to Selling, General and Administrative expenses.  These expenses were $415,000 and $870,000 for the three and six month periods ended June 30, 2005, respectively and $360,000 and $735,000 for the three and six month periods ended June 30, 2004 respectively.

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

	Successor			Predecessor
	Three Months Ended June 30, 2005	Six Months Ended June 30, 2005	May 21 – June 30, 2004	January 1 and April 30 – May 21, 2004
Expected life (in years)	8.0	9.0	10.0	—
Expected volatility	135.0%	135.0%	0.0%	—
Risk-free interest rate	4.1%	4.2%	4.0%
Expected dividend	—	—	—	—

Our calculations are based on a single option valuation approach and forfeitures are recognized as they occur.  During the periods presented, we recorded no compensation expense under APB 25.  Under the fair value method prescribed by SFAS 123, the estimated fair value of stock-based incentive awards is charged against income over the vesting period.  The following pro forma net loss and loss per share information is presented as if the Company accounted for stock-based compensation awarded using the fair value recognition provisions of SFAS 123:

	Successor		Predecessor
	Three Months Ended June 30, 2005	May 21 – June 30, 2004	April 1 – May 21, 2004
Net Loss as reported	$(1,804,979)	$(616,461)	$(178,222)
Deduct: Stock-based employee compensation expense determined under the fair value method for all awards, net of related tax effects	(77,333)	(126,560)	—
Pro forma net loss	$(1,882,312)	$(743,021)	$(178,222)
Basic and diluted net loss per share:
As reported	$(0.03)	$(0.01)	$(17.82)
Pro forma	$(0.04)	$(0.01)	$(17.82)

	Successor		Predecessor
	Six Months Ended June 30, 2005	May 21 – June 30, 2004	January 1 – May 21, 2004
Net loss as reported	$(3,797,423)	$(616,461)	$(134,861)
Deduct: Stock-based employee compensation expense determined under the fair value method for all awards, net of related tax effects	(181,013)	(126,560)	—
Pro forma net loss	$(3,978,436)	$(743,021)	$(134,861)
Basic and diluted net loss per share:
As reported	$(0.07)	$(0.01)	$(13.49)
Pro forma	$(0.07)	$(0.01)	$(13.49)

The Company granted 3,000,000 stock options to four consultants in the first quarter of 2005 for work to be completed throughout the year.  These options expire six months from the date of grant and vest immediately.  These options were granted with an exercise price greater than the traded per share value of the underlying common stock on the date of grant.  The value of the options of $345,000 was calculated using the Black-Scholes option-pricing model and will be recorded as non-cash compensation expense ratably over the twelve month term of the consulting agreement, of which $85,000 and $170,000 of non-cash compensation was recorded in the second quarter and six months ended June 30, 2005, respectively.  160,000 options were exercised by the consultants in the six months ended June 30, 2005.  In addition, subsequent to June 30, 2005, 1,420,000 options which had an original expiration date of July 4, 2005 were extended to December 31, 2005 and the remaining 1,420,000 options expired unexercised.  The extension may result in additional future compensation charges.

The Company also granted 500,000 stock options to a consultant in the first quarter of 2005.  These options vest quarterly over a three year period beginning in the second quarter ended June 30, 2005.  Any unexercised options will expire three months after any termination of the consulting agreement.  The value of the options was determined using the Black-Scholes option-pricing model and will be recorded as non-cash compensation expense during service period of the consulting agreement.  The Company recorded compensation expense of $20,000 related to these options during the second quarter of 2005.

Recent Accounting Developments

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs” (“SFAS No. 151”), an amendment of Accounting Research Bulletin No. 43, Chapter 4.  This Statement is the result of a broader effort by the FASB working with the International Accounting Standards Board to reduce differences between U.S. and international accounting standards. SFAS No. 151 eliminates the “so abnormal” criterion in ARB No. 43 and companies will no longer be permitted to capitalize inventory costs on their balance sheets when the production defect rate varies significantly from the expected rate.  It also makes clear that fixed overhead should be allocated based on “normal capacity.” SFAS No. 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005.  The Company will adopt this standard in the first quarter of 2006 but does not believe that it will have a material effect on the results of operations or consolidated financial position.

In May 2005, the FASB issued Statement No. 154, “Accounting Changes and Error Corrections—a replacement of APB Opinion No. 20 and FASB Statement No. 3” (“SFAS No. 154”).  This Statement replaces APB Opinion No. 20, “Accounting Changes” and FASB Statement No. 3, “Reporting Accounting Changes in Interim Financial Statements,” and changes the requirements for the accounting for and reporting of a change in accounting principle.  SFAS No. 154 applies to all voluntary changes in an accounting principle and to any changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions.  SFAS No. 154 requires that all voluntary changes in accounting principles are retrospectively applied to prior financial statements as if that principle had always been used, unless it is impracticable to do so.  SFAS No. 154 is effective for accounting changes and error corrections occurring in fiscal years beginning after December 15, 2005.  The adoption of this standard, beginning in fiscal year 2006, is not expected to have any material effect on the Company’s operating results or financial condition.

NOTE 3                    BALANCE SHEET COMPONENTS

Prepaid expenses and other current assets

Prepaid expenses and other assets include deferred design and packaging expenses that are amortized over the life of the applicable product, a barter contract, other prepaid expenses and miscellaneous items as follows:

	June 30, 2005	December 31, 2004
Design and packaging expenses	$545,073	$401,206
Prepaid inventory purchases	322,028	142,290
Barter contract	160,627	160,624
Prepaid insurance	140,080	66,198
Prepaid marketing fees	124,766	123,629
Miscellaneous prepaid expenses and other assets	386,054	731,748
	$1,678,628	$1,625,695

Property and equipment consist of the following:

	June 30, 2005	December 31, 2004
Computer equipment	$310,972	$174,300
Mold cost	233,526	228,332
Warehouse equipment	83,387	65,744
Furniture and fixtures	69,930	56,353
Leasehold improvements	92,015	92,015
	789,830	616,744
Less: accumulated depreciation and amortization	(224,429)	(111,685)
Property and equipment, net	$565,401	$505,059

Depreciation expense for six months ended June 30, 2005 and 2004 was approximately $115,000 and $105,000, respectively.

NOTE 4                    ACQUISITIONS

On June 24, 2005, the Company acquired certain assets of Imagiix LP (the “Seller”) for $150,000 in cash (excluding transaction expenses) and 500,000 restricted shares of the Company’s stock.  Imagiix is a developer and marketer of infant, toddler and preschool toys sold under the Imagiix® brand name and under various licenses, including Garfield and Jay Jay the Jet Plane.  The 500,000 shares of stock issued to the Seller were determined to have a value of $245,000 based on the closing price of the Company’s stock on June 24, 2005.  Of the $150,000 cash purchase component, $100,000 was paid upon closing with $50,000 due on December 15, 2005.  Additional cash consideration of up to 5% may be earned by the Seller based on sales by the Company of: (i) products currently in the Seller’s catalogs; (ii) new products developed by the Seller; (iii) and future products developed within the JJ the Jet Plane and Garfield product lines.  We also incurred approximately $9,000 in acquisition related costs which are included in the total purchase price.  In addition, we paid $20,000 to the Seller as an advance against sales of the Seller’s existing inventory which we have agreed to sell, splitting the proceeds equally.

This transaction has been accounted for under the purchase method of accounting and was allocated to the net assets of Imagiix based on their estimated relative fair values on June 24, 2005 as follows:

Total purchase price, including expenses	$403,924
Less:
Current assets	—
Intangible assets	(403,924)
Excess of purchase price over net assets acquired	$—

The allocation of purchase price is subject to final determination based on valuations and other determinations that will be completed as soon as practical but no later than by the end of the third quarter of 2005 including performing valuations to finalize the fair value of any acquired identifiable intangible assets.

NOTE 5                    GOODWILL AND OTHER INTANGIBLE ASSETS

In accordance with SFAS 142, an intangible asset that is not subject to amortization such as goodwill shall be at a minimum, tested for impairment annually.  The first of the impairment tests consists of a comparison of the total fair value of the Company based upon the closing stock price and the Company’s net assets on the date of the test.  If the fair value is in excess of the net assets, there is no indication of impairment and no need to perform the second tier impairment test.  The Company performed this test as of May 19, 2005, the one year mark of the purchase which resulted in the recording of the goodwill carried on the Company’s books.  As the market value of the Company significantly exceeded the net assets of the Company, there is no indication of impairment and no adjustment was required to be made.

Components of our identifiable amortizable intangible assets are as follows (in thousands):

	June 30, 2005			December 31, 2004
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Trade names	$2,002,643	$211,894	$1,790,749	$2,002,643	$111,760	$1,890,883
Customer lists	840,000	93,333	746,667	840,000	51,333	788,667
Purchased technology	320,971	50,818	270,153	320,971	18,721	302,250
Non-compete agreement	140,000	51,833	88,167	140,000	8,558	131,442
Unallocated purchase price	403,924	—	403,924	—	—	—
Total	$3,707,538	$407,878	$3,299,660	$3,303,614	$190,372	$3,113,242

The unallocated purchase price component relates to the acquisition of Imagiix described in Note 4.  As the transaction closed so near to the end of the quarter, we were unable to allocate the purchase price determined to relate to identifiable intangible assets as of the date of this report.  The allocation is subject to final determination based on valuations and other determinations that will be completed as soon as practical but no later than by the end of the third quarter of 2005

Amortization expense of intangible assets for the three and six months ended June 30, 2005 was approximately $125,000 and $220,000, respectively. Estimated amortization expense for the remainder of fiscal 2005, the next five succeeding fiscal years and all years thereafter are as follows:

Estimated Amortization Expense
2005 (remainder)	$197,563
2006	395,125
2007	366,626
2008	348,459
2009	329,737
2010	284,264
Thereafter	973,962
Total	$2,895,736

NOTE 6                    LONG-TERM DEBT

Components of long-term debt are as follows (net of discounts):

	June 30, 2005	December 31, 2004
Senior Credit Facility	$11,389,293	$8,229,262
10% Bridge Note Due 2005 (less discount of $181,873 and $637,652, respectively)	3,018,127	2,562,348
24% Notes Due 2005	1,000,000	—
10% Note Due 2009 - SWT LLC (Related party)	5,000,000	5,000,000
Non-interest bearing Note Due 2005 (Note 4)	50,000
5% Note Due 2005 & 2006 - Former shareholder (Related party)	700,000	700,000
	21,157,420	16,491,610
Less: current portion	(4,505,627)	(2,824,848)
	$16,651,793	$13,666,762

Small World Toys maintains a revolving credit facility with PNC Bank (“PNC) with a maximum asset based borrowing limit of $16,500,000 including a seasonal advance of $1,500,000.  Interest is payable monthly at PNC’s prime rate plus 0.50.  On January 14, 2005, the Company amended the Revolving Credit and Security Agreement (“Credit Agreement”) from January 14, 2005 through and including March 14, 2005 to increase the concentration limit for receivables with standard terms owing from the Company’s largest customer from 10% to 25%.  On May 12, 2005 the Company again amended its Credit Agreement to adjust its borrowing limit based on a percentage of eligible Receivables as follows: (i) from 80% to 90% until December 14, 2005; (ii) from 90% to 85% for the period December 15, 2005 to December 31, 2005.  On January 1, 2006 the eligibility percentages will then revert to the original Credit Agreement terms until expiration.  Additionally, the amended Credit Agreement stipulates repayment of any borrowings under the Seasonal Advance shall be repaid from in-full on June 15, 2005 in increments of $500,000 on November 30, 2005, December 15, 2005 and December 31, 2005.  The Credit Agreement contains a number of covenants including a fixed charge financial covenant.  As of June 30, 2005, we were in default under the terms of the Credit Agreement with PNC with the Net Worth and Fixed Charge Coverage Ratio covenants resulting in the reclassification of the credit facility from long-term to short-term.  We are in the discussions with and fully expect to receive from our lender, a waiver of non-compliance with these covenant defaults by the end of August.  As of June 30, 2005, we had $835,000 of availability on our credit facility which includes the seasonal advance.

In order to fund a letter of credit required by one of the Company’s new vendors, on April 28, 2005 the Company entered into Term Credit Agreements (“Credit Agreements”) with Hong Kong League Central Credit Union and PCCW Credit Union (collectively the “Lenders”) for loans of $635,000 and $115,000, respectively due on or before August 31, 2005 (the “Maturity Date”).  Interest is payable monthly at a rate of 2.0% per month.  The Credit Agreement with Hong Kong League Central Credit Union was subsequently increased on June 10, 2005 at the same terms and Maturity Date to $750,000.

The Company entered into a credit agreement on June 10, 2005 with HIT Credit Union for a loan of $135,000 due on or before August 31, 2005 with interest payable monthly at a rate of 2.0% per month to fund working capital requirements.

Additionally, in the first quarter of 2005 the Company reclassified the value of 650,000 shares of stock granted to St. Cloud Capital Partners L.P in conjunction with the Note Purchase Agreement (the “Agreement”) on September 15, 2004 from a liability to equity.  At inception it was believed that the Company may have had an unconditional obligation as set forth under SFAS No. 150 (“FAS 150”) Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity and recorded the value of $325,000 as a liability.  During the first quarter of 2005, the Company, based upon further information and analysis of the Agreement, reclassified the amount as it appeared the Shares granted are more appropriately be classified as equity.

NOTE 7                    COMMITMENTS AND CONTINGENCIES

As part of the purchase for SWT Shares on May 20, 2004, we entered into a contingent earnout with the former shareholder of Small World Toys whereby we agreed to a two year promissory note, payable in quarterly installments commencing April 2005 with a minimum payment of $700,000 and a maximum payment of $1,500,000, if certain sales targets are achieved in 2005 and 2006.

Certain claims are pending against us.  In the opinion of management, such matters are without merit and are of such kind that if disposed of unfavorably, would not have a material adverse effect on our consolidated financial position or results of operations.

NOTE 8                    EARNINGS (LOSS) PER SHARE

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

	Successor		Predecessor
	Three Months Ended June 30, 2005	May 21 – June 30, 2004	January 1 – May 21, 2004
Net loss	$(1,804,979)	$(616,461)	$(178,222)

Basic weighted average shares outstanding	53,308,528	52,470,750	10,000
Effect of common stock equivalents	—	—	—
Diluted weighted average shares and equivalents	53,308,528	52,470,750	10,000

Basic earnings (loss) per share	$(0.03)	$(0.01)	$(17.82)
Diluted earnings (loss) per share	$(0.03)	$(0.01)	$(17.82)

	Successor		Predecessor
	Six Months Ended June 30, 2005	May 21 – June 30, 2004	January 1 – May 21, 2004
Net income (loss)	$(3,797,423)	$(616,461)	$(134,861)

Basic weighted average shares outstanding	53,219,083	52,470,750	10,000
Effect of common stock equivalents	—	—	—
Diluted weighted average shares and equivalents	53,219,083	52,470,750	10,000

Basic earnings (loss) per share	$(0.07)	$(0.01)	$(17.82)
Diluted earnings (loss) per share	$(0.07)	$(0.01)	$(17.82)

For the three and six month periods ended June 30, 2005, there was a total of 920,000 and 1,290,000 potentially dilutive securities considered to be anti-dilutive due to the net loss from operations and were not included in the calculations of earnings per share.

NOTE 9                    SUBSEQUENT EVENTS

On July 20, 2005 the Company amended the Note Purchase Agreement between itself and St. Cloud Capital Partners LP (“St. Cloud”) pursuant to which St. Cloud agreed to advance to the Company an additional $500,000.  The advance was made August 4, 2005.  In consideration for the advance, the Company agreed to issue to St. Cloud an aggregate of 162,500 shares of the Company’s Common Stock and warrants for the right to acquire an additional 87,500 shares of the Company’s Common Stock.  The aggregate of 437,500 Warrants are exercisable at an exercise price per share equal to the lowest of (a) $0.40 per share or; (b) the per share price (or conversion price if a derivative security) of the next financing of the Company with gross proceeds of at least $5,000,000.

On August 11, 2005, the Company completed the issuance of an aggregate of $500,000 in Notes to various investors which included Debra Fine, the Company’s President and Chief Executive Officer who advanced $175,000.  The Notes will mature one year from the date of execution with interest payable monthly at 10% per annum.  In consideration for the loans, the Company agreed to issue an aggregate of 162,500 shares of the

Company’s Common Stock and warrants to purchase an aggregate of 87,500 shares of the Company’s Common Stock.  The Warrants are exercisable at an exercise price per share equal to the lowest of (a) $0.40 per share, or (b) the per share price (or conversion price if a derivative security) of the next financing of the Company with gross proceeds of at least $5,000,000.

On August 11, 2005 the Company converted the $5,000,000 Bridge Note dated May 2004 issued to SWT, LLC, a related party, to Convertible Preferred Stock.  The Preferred Stock is convertible at the option of the holder into the Company’s Common Stock at a fixed conversion price of $0.40.  In addition, the Company agreed to issue warrants to purchase 2,040,816 shares of the Company’s Common Stock at $0.49 per share.

In 2004, we entered into a stock purchase agreement (“Put Agreements”) with each of Wire Mill Partners III LLC, LLC and Pewter Hill Partners LLC (“Purchasers”) that obligated each of them to purchase, upon our election, up to 10,100,000 shares of our common stock for an aggregate purchase price of $6.3 million (representing a total commitment of $12.6 million).  In August 2005 the Company converted the outstanding $5,000,000 Bridge Note issued to SWT, LLC to Convertible Preferred Stock.  The shares of Preferred Stock are convertible into the Company’s Common Stock at the option of the holder at a fixed conversion price of $.40.  By agreeing to convert the Preferred Shares to Common at a price less than the highest exercise price stipulated by the Put Agreements, the Put Agreements automatically terminated August 11, 2005.

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

COMPANY OVERVIEW

Small World Kids, Inc. (“Small World Kids” or the “Company”) was organized on May 20, 2004 pursuant to an Exchange Agreement by and among Small World Kids and a group of investors (“the Investors’), to exchange for all of the equity interests of Fine Ventures, LLC (“FVL”).  Simultaneously, pursuant to the terms of a Stock Purchase Agreement by and among Small World Kids, Debra Fine, Small World Toys, Eddy Goldwasser and Gail S. Goldwasser, Trustee of the Gail S. Goldwasser and Mark Chatinsky Family Trust (“Gail Goldwasser”; collectively with Eddy Goldwasser, (“Goldwassers”), Small World Kids acquired from the Goldwassers all of the issued and outstanding equity interests of Small World Toys (the “SWT Shares”).

As a result of the May 20, 2004 transactions, we have had a change of our management, our controlling shareholders, our financial position and our business plan.  Small World Kids became a holding company and has no significant business operations or assets other than its interest in Small World Toys, the accounting predecessor company.  As such, accounting guidelines dictate that the results of operations for the predecessor and successor entities be clearly segregated for financial reporting purposes.  However, for the purpose of describing and analyzing the results of operations in this section, both predecessor and successor entities have been combined.

As of June 30, 2005, Small World Kids is comprised solely of Small World Toys and as such the balances and results for each entity are one in the same.

Our Strategy

Our strategic plan is market expansion through both organic company growth of product lines, introducing new play categories and licensing, as well as the acquisition of product lines and profitable companies that are accretive to our core business.  We are acquiring product lines and companies that create synergies in operations, production and distribution without cannibalizing sales.  We have strengthened Small World Toys, our platform company, to provide the infrastructure for the expansion which has allowed us to integrate our latest product line acquisitions, Neurosmith and Imagiix.  Within the $25 Billion toy industry, we believe there are numerous small to mid-market companies in the $10 Million to $75 million range that are profitable and provide an attractive acquisition opportunity. We believe we will be able to acquire companies and product lines at 5-7 times earnings. The public P/E’s ratios for the Toy Industry are currently at approximately 15-20X.

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

Small World Toys

Through Small World Toys, we develop, manufacture, market and distribute toys that promote healthy minds and bodies in infant, pre-school, early learning, imaginative play and active play categories. We also distribute our products in more than 2,600 outlets in the specialty, mass, chain, education, catalog, online and international channels through sales representatives as well as in-house sales personnel.  Our proprietary brands include IQ Baby®, IQ Preschool®, Ryan’s Room®, Gertie Ball®, Small World Living™, Puzzibilities®, All About Baby®, Neurosmith® and Imagiix®.  We also exclusively distribute product for several well-known brands such as TOLO®, BAO, Little Tikes® and Baby Culture to the specialty toy market in the United States through our SW Express™ distribution arm.  Small World Toys has also acquired licenses for its products including “Clifford the Big Red Dog” from Scholastic, the works of Eric Carle, including “The Very Hungry Caterpillar”, Garfield and JJ the Jet Plane.  We have been successful in limiting the impact of the toy industry seasonality and fads by focusing on evergreen brands with enduring themes and play patterns resulting in long life cycle products of 4-7 years.  The Company has been distributing its products into many of these channels for 40 years.

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

Acquisitions

On June 24, 2005, the Company acquired certain assets of Imagiix LP (the “Seller”) for $150,000 in cash (excluding transaction expenses) and 500,000 restricted shares of the Company’s stock.  Imagiix is a developer and marketer of infant, toddler and preschool toys sold under the Imagiix® brand name and under various licenses, including Garfield and Jay Jay the Jet Plane.  The 500,000 shares of stock issued to the Seller were determined to have a value of $245,000 based on the closing price of the Company’s stock on June 24, 2005.  Of the $150,000 cash purchase component, $100,000 was paid upon closing with $50,000 due on December 15, 2005.  Additional cash consideration of up to 5% may be earned by the Seller based on sales by the Company of: (i) products currently in the Seller’s catalogs; (ii) new products developed by the Seller; (iii) and future products developed within the JJ the Jet Plane and Garfield product lines.  We also incurred approximately $9,000 in acquisition related costs which are included in the total purchase price.  In addition, we paid $20,000 to the Seller as an advance against sales of the Seller’s existing inventory which we have agreed to sell, splitting the proceeds equally.  This transaction has been accounted for under the purchase method of accounting and was allocated to the net assets of Imagiix based on their estimated relative fair values on June 24, 2005.  See the accompanying financial statements for detail of the individual components of the assets purchased.

RESULTS OF OPERATIONS

Consolidated Summary

The following table provides a summary of the Company’s unaudited condensed consolidated results of operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Net sales	$6,164,399	$5,399,701	$13,316,580	$11,996,487
Cost of sales	3,854,691	3,022,963	7,758,863	6,674,650
Gross profit	2,309,708	2,376,738	5,557,717	5,321,837

Operating expenses:
Selling, general and administrative	3,049,153	2,833,404	6,683,728	5,514,003
Research and development	549,979	255,207	1,038,001	502,813
Intangibles amortization	126,889	29,445	217,506	29,445
Total operating expenses	3,726,021	3,118,056	7,939,235	6,046,261

Income from operations	(1,416,313)	(741,318)	(2,381,518)	(724,424)

Other income (expense):
Interest expense	(676,898)	(116,394)	(1,290,809)	(165,117)
Warrant valuation adjustment	224,114	—	(270,461)	—
Other	64,118	61,969	145,365	138,219
Total other income (expense)	(388,666)	(54,425)	(1,415,905)	(26,898)

Income (loss) before income taxes	(1,804,979)	(795,743)	(3,797,423)	(751,322)
Provision (benefit) for income taxes	—	(1,060)	—	—
Net income	$(1,804,979)	$(794,683)	$(3,797,423)	$(751,322)

The following table sets forth, for the periods indicated, the percentage of total net sales represented by the line items reflected in our unaudited condensed consolidated statements of operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	62.5%	56.0%	58.3%	55.6%
Gross profit	37.5%	44.0%	41.7%	44.4%

Operating expenses:
Selling, general and administrative	49.5%	52.5%	50.2%	46.0%
Research and development	8.9%	4.7%	7.8%	4.2%
Intangibles amortization	2.1%	0.5%	1.6%	0.2%
Total operating expenses	60.5%	57.7%	59.6%	50.4%

Income from operations	(23.0)%	(13.7)%	(17.9)%	(6.0)%

Other income (expense):
Interest expense	(11.0)%	(2.2)%	(9.7)%	(1.4)%
Warrant valuation adjustment	3.6%	—%	(2.0)%	—%
Other	1.0%	1.1%	1.1%	1.2%
Total other income (expense)	(6.4)%	(1.1)%	(10.6)%	(0.2)%

Income (loss) before income taxes	(29.4)%	(14.8)%	(28.5)%	(6.2)%
Provision (benefit) for income taxes	—	—	—	—
Net income	(29.4)%	(14.8)%	(28.5)%	(6.2)%

Net sales

Net revenue for the second quarter and the six months ended June 30, 2005 increased approximately $765,000 or 14.2% and $1,320,000 or 11.0%, respectively from the same periods one year ago.  The revenue increase is mainly attributable to the expansion of the Company’s product lines including brands such as Active Edge®, IQ Baby®, Small World Living™, Gertie Balls®, Tolo® and the All about Baby products.  The introduction of the Neurosmith product line in the Second Quarter resulted in sales of approximately $300,000.  SW Express™, our distribution arm experienced over a 60% increase for both the quarter and the six months ended June 30, 2005 over the comparable prior year periods.  Somewhat offsetting these increases were decreased shipments relating to certain core brands, such as Puzzibilities® and products relating to the following item classes; Imaginative Play, Tub Tints and Vehicles.

Gross Profit

Gross profit decreased approximately $70,000 or 2.8% for the quarter ended June 30, 2005 but increased by $235,000 or 4.4% for the six months ended June 30, 2005.  The gross margin rate decreased to 37.5% and 41.7% for the quarter and six months ended June 30, 2005, respectively as compared to 44.0% and 44.4% the same periods the prior year.  The decrease in gross margin primarily resulted from a greater mix of sales to national chains of 29.2% and 19.9% of net sales for the quarter and six months ended June 30, 2005, respectively as compared to 19.0% and 14.2% of net sales for the quarter and six months ended June 30, 2004.  Sales to national chains typically have lower gross margins than sales to the specialty stores, but do not incur commissions, freight out or warehousing expenses.  In addition, there was an increase in promotional rebates and royalties in the quarter and six months ended June 30, 2005 as compared to the same periods of the prior year.

Operating Expenses

Operating expenses increased approximately $610,000 or 19.5% and 1,895,000,or 31.3% for the quarter and six months ended June 30, 2005, respectively as compared to the same periods the prior year.  Operating expenses as a percentage of net sales increased to 60.5% for the quarter ended June 30, 2005 from 57.7% for the quarter ended June 30, 2004.  Operating expenses as a percentage of net sales increased to 59.6% for the six months ended June 30, 2005 from 50.4% for the six months ended June 30, 2004.

The primary reason for the increase in operating expenses related to an increase in research and development costs of $295,000 or 115.5% and $535,000 or 106.4% incurred in the development of new products for the quarter and six months ended June 30, 2005 as compared to the same period the prior year, respectively.

Selling, general and administrative expenses incurred in the second quarter and six months ended June 30, 2005 increased $215,000 or 7.6% and $1,170,000 or 21.2%, respectively from the same periods one year ago principally as a result of the costs of becoming a public company which include increased legal, auditing, insurance and investor relations expenses, along with the cost of implementation of Section 404 of the Sarbanes-Oxley Act that we began in the fourth quarter, 2004.  These costs were incurred for a full six months in 2005 as compared to only six weeks during the same period the prior year.  In addition, we incurred non-cash consulting expenses for the quarter and the six months ended June 30, 2005 in the amount of $105,000 and $190,000 attributable to the issuance of 3,000,000 stock options granted to consultants for services and 280,000 options granted to our Directors valued by using the Black-Scholes option-pricing model.

The Company also incurred additional costs of $125,000 and $220,000 for the quarter and six months ended June 30, 2005, respectively related to the amortization of intangible assets acquired in the purchase of Small World Toys and the Neurosmith product line as opposed to the previous year.

Other Income and Expense

Interest expense increased $560,000 or 481.6% and $1,125,000 or 681.8% for the quarter and six months ended June 30, 2005. The increase is due principally to the $9,770,000 aggregated notes payable and our revolving credit line which had an average outstanding balance in 2005 of $9,810,000 as compared to the average outstanding balance in the same period of 2004 of $5,682,000.  However, of the total interest expense incurred in the six months ended June 30, 2005, $455,000 was a non-cash expense attributable to the amortization of debt discounts.

Due to fluctuations in our stock price we experienced a $225,000 decrease in the fair market value (FMV) of the warrant liability in the second quarter of this year but due to the increase experienced in the first quarter, the cumulative six month effect was an increase of $270,000.  The change in FMV of the warrant liability is a non-cash charge determined by the difference in FMV from period to period.  We calculate FMV of the warrants outstanding using the Black-Scholes mathematical model.

Provision for Income Tax

Small World Kids recorded no provision for income taxes for the six months ended June 30, 2005 due to the cumulative year-to-date net loss incurred.  Small World Toys, the predecessor company was a Subchapter S corporation and as such had no income tax exposure.

FINANCIAL CONDITION

Liquidity and Capital Resources

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

Small World Toys maintains a revolving credit facility with PNC Bank (“PNC) with a maximum asset based borrowing limit of $16,500,000 including a seasonal advance of $1,500,000.  Interest is payable monthly at PNC’s prime rate plus 0.50.  On January 14, 2005, the Company amended the Revolving Credit and Security Agreement (“Credit Agreement”) from January 14, 2005 through and including March 14, 2005 to increase the concentration limit for receivables with standard terms owing from the Company’s largest customer from 10% to 25%.  On May 12, 2005 the Company again amended its Credit Agreement to adjust its borrowing limit based on a percentage of eligible Receivables as follows: (i) from 80% to 90% until December 14, 2005; (ii) from 90% to 85% for the period December 15, 2005 to December 31, 2005.  On January 1, 2006 the eligibility percentages will then revert to the original Credit Agreement terms until expiration.  Additionally, the amended Credit Agreement stipulates repayment of any borrowings under the Seasonal Advance shall be repaid from in-full on June 15, 2005 in increments of $500,000 on November 30, 2005, December 15, 2005 and December 31, 2005.  The Company’s obligation under the Credit Facility is collateralized by a security interest in the assets of Small World Toys, a guaranty by Small World Kids which is secured by certain shares of Small World Toys and a limited guaranty of Debra Fine, the Chief Executive Officer and President of Small World Kids and Small World Toys.  As of June 30, 2005, we owed approximately $11.4 million and had $835,000 of availability on our credit facility which includes the seasonal advance.

The Credit Agreement contains a number of covenants including a fixed charge financial covenant.  As of June 30, 2005, we were in default under the terms of the Credit Agreement with PNC with the Net Worth and Fixed Charge Coverage Ratio covenants resulting in the reclassification of the credit facility from long-term to short-term.  We are in the discussions with and fully expect to receive from our lender, a waiver of non-compliance with these covenant defaults by the end of August.  As of June 30, 2005, we had $835,000 of availability on our credit facility which includes the seasonal advance.

We believe that the funds available to us, including cash expected to be generated from operations and funds available through the committed lines of credit including short term borrowings, are adequate to meet our operating needs for 2005.  However, unforeseen circumstances, such as softness in the retail environment or unanticipated changes in consumer preferences could result in a significant decline in revenues and operating results, which could result in non-compliance with debt covenants under the Credit Agreement.  Non-compliance with the debt covenants could result in our being unable to utilize borrowings under our revolving credit facility, a circumstance that would not allow us to fund our operating shortfalls, or accelerate the repayment of the credit facility.  Additionally, we believe we will need additional financing to fund our acquisition strategy, the amount of which will depend on the price and structure of potential acquisitions.

On June 30, 2005, cash and cash equivalents were approximately $420,000 which compares to $1,785,000 at December 31, 2004.

In the six months ended June 30, 2005, we used cash for operating activities of approximately $5,325,000 as compared to $4,645,000 for the six months ended June 30, 2004.  Inclusive of this increase were the following:

(i.) an increase in accounts receivable of $2,240,000; (ii.) an increase in inventory of $3,320,000 in the six months ended June 30, 2005 driven by the earlier ordering of inventory to protect us from energy and labor shortages that may be experienced by our manufacturing sources in Asia; and (iii.) an increase in accounts payable of $2,055,000 related to the increase in inventory, over the same period the prior year

Since we outsource the manufacturing of our products to Asia, we have historically low requirements for additions to property and equipment.  For the six months ended June 30, 2005, we spent approximately $175,000 in additions to capital equipment as compared to the six months ended June 30, 2004, where we expended $135,000 for additions to property and equipment.

In the second quarter of, 2005, the Company acquired substantially all the assets of Imagiix LP for $150,000 in cash (excluding transaction expenses) and 500,000 shares of restricted stock.  Of the $150,000 cash purchase component, $100,000 was paid upon closing with $50,000 due on December 15, 2005.

The Company completed the following transactions to receive additional funds for working capital:

•                  On July 20, 2005 the Company amended the Note Purchase Agreement between itself and St. Cloud Capital Partners LP (“St. Cloud”) pursuant to which St. Cloud agreed to advance to the Company an additional $500,000.  The advance was made August 4, 2005.  In consideration for the advance, the Company agreed to issue to St. Cloud an aggregate of 162,500 shares of the Company’s Common Stock and warrants for the right to acquire an additional 87,500 shares of the Company’s Common Stock.  The Warrants are exercisable at an exercise price per share equal to the lowest of (a) $0.40 per share, or (b) the per share price (or conversion price if a derivative security) of the next financing of the Company with gross proceeds of at least $5,000,000.

•                  On August 11, 2005, the Company completed the issuance of an aggregate of $500,000 in Notes to various investors which included Debra Fine, the Company’s President and Chief Executive Officer who advanced $175,000.  The Notes will mature one year from the date of execution with interest payable monthly at 10% per annum.  In consideration for the loans, the Company agreed to issue an aggregate of 162,500 shares of the Company’s Common Stock and warrants to purchase an aggregate of 87,500 shares of the Company’s Common Stock.  The Warrants are exercisable at an exercise price per share equal to the lowest of (a) $0.40 per share or; (b) the per share price (or conversion price if a derivative security) of the next financing of the Company with gross proceeds of at least $5,000,000.

On August 11, 2005 the Company converted the $5,000,000 Bridge Note dated May 2004 issued to SWT, LLC, a related party, to Convertible Preferred Stock.  The Preferred Stock is convertible at the option of the holder into the Company’s Common Stock at a fixed conversion price of $0.40.  In addition, the Company agreed to issue warrants to purchase 2,040,816 shares of the Company’s Common Stock at $0.49 per share.

In addition, in 2004, we entered into a stock purchase agreement (“Put Agreements”) with each of Wire Mill Partners III LLC, LLC and Pewter Hill Partners LLC (“Purchasers”) that obligated each of them to purchase, upon our election, up to 10,100,000 shares of our common stock for an aggregate purchase price of $6.3 million (representing a total commitment of $12.6 million).  In August 2005 the Company converted the outstanding $5,000,000 Bridge Note issued to SWT, LLC to Convertible Preferred Stock.  The shares of Preferred Stock are convertible into the Company’s Common Stock at the option of the holder at a fixed conversion price of $.40.  By agreeing to convert the Preferred Shares to Common at a price less than the highest exercise price stipulated by the Put Agreements, the Put Agreements automatically terminated August 11, 2005.

Contractual Obligations and Off-Balance Sheet Arrangements

As part of the purchase for SWT Shares on May 20, 2004, we entered into a contingent earnout with the former shareholder of Small World Toys.  We agreed to a two year promissory note, payable in quarterly installments commencing April 2005 with a minimum payment of $700,000 and a maximum payment of $1,500,000, if certain sales targets are achieved in 2005 and 2006.

We have no other off-balance sheet arrangements as defined by Regulation S-K that have or are reasonably likely to have a current or future effect on the Company’s financial condition, revenues or expense or liquidity.  Information regarding our long-term debt payments, operating lease payments and other commitments is provided in Item 6 “Management’s Discussion and Analysis” of our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2004.  There have been no material changes in contractual obligations since December 31, 2004.

Critical Accounting Policies and Significant Estimates

The preparation of these financial statements and related disclosures in conformity with accounting principles generally accepted in the United States requires management to make judgments, assumptions and estimates that affect the amounts reported.  We have identified the following as items that require significant judgment and often involve complex estimation:  revenue recognition and sales allowances, inventory valuation and long-lived assets (including goodwill and intangible assets).

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

Inventory Valuation

Inventory is valued at the lower of average cost or market.  Inventory costs consist of the purchases of finished goods from our vendors and the associated costs necessary to obtain those inventories.  As necessary, we write down our inventory to its estimated market value based on assumptions about future demand and market conditions.  Failure to accurately predict and respond to consumer demand could result in the under production of popular items or overproduction of less popular items which may require additional inventory write-downs which could materially affect our future results of operations.

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

The total purchase price of our acquisitions are allocated to the fair value of the assets acquired and liabilities assumed in accordance with the provisions of Statements of Financial Accounting Standards (“SFAS”) No. 141, Business Combinations and No. 142, Goodwill and Other Intangible Assets.  In accordance with Statement of Financial Accounting Standards No. 141, we estimated the fair value of the assets acquired for purpose of allocating the purchase price.  Intangible assets are being amortized over their useful lives with the customer list and trade names to be amortized over 10 years, technologies to be amortized over 5 years and non-compete agreement to be amortized over the length of the agreement.

At June 30, 2005, we had a net amount of $5,607,805 of goodwill and purchased intangible assets on our Consolidated Balance Sheet.  As no impairment indicators were present during the first quarter of fiscal 2005, we believe this value remains recoverable based on the discounted estimated future cash flows of the associated products and technologies.

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

In May 2005, the FASB issued Statement No. 154, “Accounting Changes and Error Corrections—a replacement of APB Opinion No. 20 and FASB Statement No. 3” (“SFAS No. 154”).  This Statement replaces APB Opinion No. 20, “Accounting Changes” and FASB Statement No. 3, “Reporting Accounting Changes in Interim Financial Statements,” and changes the requirements for the accounting for and reporting of a change in accounting principle.  SFAS No. 154 applies to all voluntary changes in an accounting principle and to any changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions.  SFAS No. 154 requires that all voluntary changes in accounting principles are retrospectively applied to prior financial statements as if that principle had always been used, unless it is impracticable to do so.  SFAS No. 154 is effective for accounting changes and error corrections occurring in fiscal years beginning after December 15, 2005.  The adoption of this standard, beginning in fiscal year 2006, is not expected to have any material effect on the Company’s operating results or financial condition.

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

The toy industry is highly competitive.

The toy industry is highly competitive.  Some of our competitors have financial and strategic advantages over us, including:

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

The toy industry is subject to high rates of seasonality.

Our business and the toy industry in general experience the lowest sales rates in the first quarter and second quarters of the calendar year.  In 2004, approximately 60% of our net sales were made in the third and fourth quarters.  Seasonality factors may cause our operating results to fluctuate significantly from quarter to quarter.  In addition, our results of operations may also fluctuate as a result of the timing of new product releases.

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

Our two largest customers accounted for 25.3% and 17.3% of our net sales for the quarter and six months ended June 30, 2005, respectively.  Except for outstanding purchase orders for specific products, we do not have written contracts with or commitments from any of our customers.  A substantial reduction in or termination of orders from any of our largest customers could adversely affect our business, financial condition and results of operations. In addition, pressure by large customers seeking price reductions, financial incentives, changes in other terms of sale or for us to bear the risks and the cost of carrying inventory also could adversely affect our business, financial condition and results of operations.  If one or more of our major customers were to experience difficulties in fulfilling their obligations to us, cease doing business with us, significantly reduce the amount of their purchases from us, it could have a material adverse effect on our business, financial condition and results of operations. In addition, the bankruptcy or other lack of success of one or more of our significant retailers could negatively impact our revenues and bad debt expense.

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

•                  other risks and uncertainties as are or may be detailed from time to time in the Company’s public announcements and filings with the SEC, such as filings on Forms 8-K, 10-Q, 10-QSB and 10-KSB.

The Company undertakes no obligation to revise the forward-looking statements contained in this Quarterly Report on Form 10-Q to reflect events or circumstances occurring after the date of the filing of this report.

Item 3.           Quantitative and Qualitative Disclosures About Market Risk

Market Risk Disclosures

At June 30, 2005, we had total debt commitments of approximately $21.2 million, and a hypothetical 10% increase in interest rates would have a material impact on our borrowing costs.  We do not hedge any interest rate exposures.

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

(a) Evaluation of disclosure controls and procedures: As of June 30, 2005, the end of the period covered by this report, our chief executive and our chief financial officer reviewed and evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15 and Rule 15d-15(e)), which are designed to ensure that material information we must disclose in our report filed or submitted under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized, and reported on a timely basis, and have concluded, based on that evaluation, that as of such date, the disclosure controls and procedures were effective to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is accumulated and communicated to our chief executive officer and chief financial officer as appropriate to allow timely decisions regarding required disclosure.

(b) Changes in internal control over financial reporting:  In the second quarter of 2005 the Company implemented several policies which in the opinion of management significantly improve the operating effectiveness of the Company’s internal controls.  There have been no other changes in our internal control structure over that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

None

Item 2. Unregistered Sales of Equity Securities

Between April 1, 2005 and the date of this report, the Company had the following unregistered sales of equity securities:

•                  Issuance of an aggregate of 162,500 shares of the Company’s Common Stock and warrants for the right to acquire an additional 87,500 shares of the Company’s Common Stock to St. Cloud Capital Partners in conjunction with the amendment of a Note held by St. Cloud from $2 million to $2.5 million.  The proceeds will be used to fund working capital.

•                  Issuance of an aggregate of 162,500 shares of the Company’s Common Stock and warrants for the right to acquire an aggregate of 87,500 shares of the Company’s Common Stock to various investors including the Company’s CEO in connection with the issuance of a $500,000 Bridge Note.  The proceeds will be used to fund working capital.

•                  The Company converted the $5,000,000 Bridge Note, issued to SWT, LLC, a related party, to Convertible Preferred Stock.  The Preferred Shares are convertible at the option of the holder into the Company’s Common Stock at a fixed conversion price of $.40.  In addition, upon conversion, the Company will issue warrants equal to 20% of the Preferred Share value at a price equal to the average closing price of the Common Stock during the twenty trading days preceding the conversion of the Note.

•                  The Company issued 500,000 restricted shares of the Company’s stock in conjunction with the acquisition certain assets of Imagiix LP.

Item 3. Defaults Upon Senior Securities

We were in default under the terms of the Credit Agreement with PNC with the Net Worth and Fixed Charge Coverage Ratio covenants resulting in the reclassification of the credit facility from long-term to short-term.  We are in the discussions with and fully expect to receive from our lender, a waiver of non-compliance with these covenant defaults by the end of August.

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

SMALL WORLD KIDS, INC.

Date: August 18, 2005	/s/ Robert Rankin
Robert Rankin Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)