Form 10-Q/A
period 2005-06-30
SMALL WORLD KIDS INC
filed 2005-09-07
CIK 1157564

UNITED STATES SECURITIES AND EXCHANGE
COMMISSION

Washington, DC 20549

FORM 10-Q/A

Amendment No. 1

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

EXPLANATORY NOTE

This Quarterly Report on Form 10-Q/A (“Form 10-Q/A”) is being filed as Amendment No. 1 to our Quarterly Report on
Form 10-Q for the quarterly period ended June 30, 2005, which was filed with the Securities and Exchange Commission (SEC) on August 22, 2005 (the “Original Filing”). We are filing this Amendment to reflect the waiver of covenant default which we received from our lender, PNC Bank with respect to non-compliance with the terms of our revolving credit facility. For a more detailed description of the of the covenant waiver, see Note 6 of the Notes to Condensed Consolidated Financial Statements.

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

Estimated Amortization Expense
2005 (remainder)	$197,563
2006	395,125
2007	366,626
2008	348,459
2009	329,737
2010	284,264
Thereafter	973,962
Total	$2,895,736

NOTE 6                    LONG-TERM DEBT

Components of long-term debt are as follows (net of discounts):

	June 30, 2005	December 31, 2004
Senior Credit Facility	$11,389,293	$8,229,262
10% Bridge Note Due 2005 (less discount of $181,873 and $637,652, respectively)	3,018,127	2,562,348
24% Notes Due 2005	1,000,000	—
10% Note Due 2009 - SWT LLC (Related party)	5,000,000	5,000,000
Non-interest bearing Note Due 2005 (Note 4)	50,000
5% Note Due 2005 & 2006 - Former shareholder (Related party)	700,000	700,000
	21,157,420	16,491,610
Less: current portion	(15,894,920)	(2,824,848)
	$5,262,500	$13,666,762

Small World Toys maintains a revolving credit facility with PNC Bank (“PNC) with a maximum asset based borrowing limit of $16,500,000 including a seasonal advance of $1,500,000.  Interest is payable monthly at PNC’s prime rate plus 0.50.  On January 14, 2005, the Company amended the Revolving Credit and Security Agreement (“Credit Agreement”) from January 14, 2005 through and including March 14, 2005 to increase the concentration limit for receivables with standard terms owing from the Company’s largest customer from 10% to 25%.  On May 12, 2005 the Company again amended its Credit Agreement to adjust its borrowing limit based on a percentage of eligible Receivables as follows: (i) from 80% to 90% until December 14, 2005; (ii) from 90% to 85% for the period December 15, 2005 to December 31, 2005.  On January 1, 2006 the eligibility percentages will then revert to the original Credit Agreement terms until expiration.  Additionally, the amended Credit Agreement stipulates repayment of any borrowings under the Seasonal Advance shall be repaid from in-full on June 15, 2005 in increments of $500,000 on November 30, 2005, December 15, 2005 and December 31, 2005.  The Credit Agreement contains a number of covenants including a fixed charge financial covenant.  As of June 30, 2005, we had $835,000 of availability on our credit facility which includes the seasonal advance.  The Credit Agreement contains a number of covenants including a fixed charge financial covenant.  As of June 30, 2005, we were in default under the terms of the Credit Agreement with PNC with the Net Worth and Fixed Charge Coverage Ratio covenants resulting in a reclassification of the credit facility from long-term to short-term.  The lender has waived our non-compliance with these covenants for the second quarter ended June 30, 2005.

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

The Credit Agreement contains a number of covenants including a fixed charge financial covenant.  As of June 30, 2005, we were in default under the terms of the Credit Agreement with respect to the Net Worth and Fixed Charge Coverage Ratio covenants.  The lender has waived our non-compliance with these covenants for the second quarter ended June 30, 2005.  The company expects to be in compliance by September 30, 2005 and the remainder of the year.

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

Item 3. Defaults Upon Senior Securities

As of June 30, 2005, we were in default under the terms of the Credit Agreement with PNC with respect to the Net Worth and Fixed Charge Coverage Ratio covenants.  The lender has waived our non-compliance with these covenants for the second quarter ended June 30, 2005.

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