Form 10-Q
period 2005-09-30
SMALL WORLD KIDS INC
filed 2005-11-14
CIK 1157564

UNITED STATES SECURITIES AND EXCHANGE
COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐ No ☒

The number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 5,410,575 common shares as of November 14, 2005.

EXPLANATORY NOTE

On October 14, 2005 the Company completed a ten for one (10:1) reverse stock split (“Reverse Split”).  As of the date of the Reverse Split, there were 54,105,750 shares of the Company’s Common Stock outstanding.  Immediately after the split there were 5,410,575 Common shares outstanding.  Accordingly, all references to units of securities (e.g. shares of Common Stock) or per share amounts are reflective of the Reverse Split for all periods reported.

SMALL WORLD KIDS, INC.

FORM 10-Q

TABLE OF CONTENTS

PART I.	FINANCIAL INFORMATION

	ITEM 1.	Financial Statements

Condensed Consolidated Balance Sheets for the periods ended September 30, 2005 (unaudited) and December 31, 2004

Condensed Consolidated Statements of Operations for the Three Months Ended September 30, 2005 and, 2004 (unaudited)

Condensed Consolidated Statements of Operations for the Nine Months Ended September 30, 2005 and the periods May 21, 2004 to September 30, 2004 and January 1, 2004 to May 20, 2004 (unaudited)

Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2005 and the periods May 21, 2004 to September 30, 2004 and January 1, 2004 to May 20, 2004 (unaudited)

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

PART 1 - FINANCIAL INFORMATION

Item 1.                           Financial Statements

SMALL WORLD KIDS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2005	December 31, 2004
	(Unaudited)
ASSETS
Current assets:
Cash	$134,011	$1,785,084
Accounts receivable - net of allowances of $344,060 and $252,212, respectively	11,092,825	7,005,764
Inventory	6,474,108	2,471,556
Prepaid expenses and other current assets	1,521,460	1,625,695
Total current assets	19,222,404	12,888,099
Property and equipment, net	525,920	505,059
Goodwill	2,483,145	2,308,145
Other intangible assets, net	3,220,968	3,113,242
Other assets	471,692	401,592
Total Assets	$25,924,129	$19,216,137

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities:
Accounts payable	$4,678,561	$1,808,637
Accrued liabilities	1,831,397	814,201
Current portion of long-term debt	15,455,020	2,562,348
Current portion of notes payable to related parties	934,150	262,500
Warrant liability	1,076,863	736,483
Total current liabilities	23,975,991	6,184,169
Long term debt:
Long-term debt	—	8,229,262
Notes payable, related parties	175,000	5,437,500
Total long term debt	175,000	13,666,762
Deferred tax liabilities	436,305	436,305
Total liabilities	24,587,296	20,287,236
Stockholders equity (deficit):
10% Class A convertible preferred stock, no par: Authorized - 5,000,000 shares Outstanding – 250,000 shares and no shares, respectively	4,992,080	—
Common stock, $.001 par value: Authorized - 100,000,000 shares Outstanding – 5,410,575 shares and 5,312,075 shares, respectively	5,411	5,312
Additional paid-in capital	4,593,284	6,575
(Accumulated deficit) retained earnings	(8,253,942)	(1,082,986)
Total stockholders’ equity (deficit)	1,336,833	(1,071,099)
Total liabilities and stockholders’ equity (deficit)	$25,924,129	$19,216,137

See Accompanying Notes to Condensed Consolidated Financial Statements.

SMALL WORLD KIDS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended September 30,
	2005	2004

Net Sales	$9,532,365	$7,677,868

Cost of sales	6,174,368	4,589,940

Gross profit	3,357,997	3,087,928

Operating expenses:
Selling, general and administrative	3,467,073	2,977,616
Research and development	440,217	286,980
Amortization of intangibles	103,197	68,824
Total operating expenses	4,010,487	3,333,420

Loss from operations	(652,490)	(245,492)

Other income (expense):
Interest expense	(779,474)	(246,705)
Warrant valuation adjustment	173,409	—
Other	53,055	123,240
Total other income (expense)	(553,010)	(123,465)

Loss before income taxes	(1,205,500)	(368,957)

Provision for (benefit from) income taxes	—	(343,902)

Net loss	(1,205,500)	(25,055)

Non-cash preferred stock dividend	(2,168,033)	—

Net loss attributable to common stock	$(3,373,533)	$(25,055)

Loss per share:
Basic & diluted	$(0.62)	$(0.00)

Weighted average number of shares:
Basic & diluted	5,399,861	5,257,789

See Accompanying Notes to Condensed Consolidated Financial Statements.

SMALL WORLD KIDS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Successor		Predecessor
	Nine Months Ended September 30, 2005	May 21 – September 30, 2004	January 1 – May 20, 2004

Net Sales	$22,848,945	$9,337,854	$10,336,500

Cost of sales	13,933,231	5,483,810	5,780,780

Gross profit	8,915,714	3,854,044	4,555,720

Operating expenses:
Selling, general and administrative	10,150,801	4,150,053	4,341,565
Research and development	1,478,218	416,759	373,034
Amortization of intangibles	320,703	98,269	—
Total operating expenses	11,949,722	4,665,081	4,714,599

Loss from operations	(3,034,008)	(811,037)	(158,879)

Other income (expense):
Interest expense	(2,070,284)	(350,347)	(61,475)
Warrant valuation adjustment	(97,051)	—	—
Other	198,420	179,609	81,850
Total other income (expense)	(1,968,915)	(170,738)	20,375

Loss before income taxes	(5,002,923)	(981,775)	(138,504)

Provision (benefit from) for income taxes	—	(340,259)	(3,643)

Net loss	(5,002,923)	(641,516)	(134,861)

Non-cash preferred stock dividend	(2,168,033)	—	—

Net loss attributable to common stock	$(7,170,956)	$(641,516)	$(134,861)

Loss per share:
Basic & diluted	$(1.34)	$(0.12)	$(134.86)

Weighted average number of shares:
Basic & diluted	5,348,194	5,254,406	1,000

See Accompanying Notes to Condensed Consolidated Financial Statements.

SMALL WORLD KIDS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Successor		Predecessor
	Nine Months Ended September 30, 2005	May 21 - September 30, 2004	January 1 - May 20, 2004
Cash flows from operating activities:
Net income (loss)	$(5,002,923)	$(641,516)	$(134,861)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	174,957	59,847	62,325
Amortization of intangibles	320,703	98,269	—
Non-cash compensation expense	291,564	—	—
Non-cash interest expense	831,337	32,890	—
Change in fair value of warrant liability	97,052	—	—
Changes in operating assets and liabilities in:
Receivables	(4,087,061)	(1,887,793)	(3,507,170)
Inventories	(4,002,552)	(1,526,703)	1,445,781
Prepaid expenses and other assets	104,235	(531,594)	182,695
Accounts payable	2,869,924	2,842,022	(2,052,019)
Accrued liabilities	1,017,196	208,986	(56,155)
Other	(70,100)	(480,709)	66,584
Net cash used in operating activities	(7,455,668)	(1,826,301)	(3,992,820)

Cash flows from investing activities:
Purchases of property and equipment	(195,818)	(104,702)	(81,372)
Acquisitions of businesses, net of cash acquired	(133,429)	(6,386,432)	—
Net cash used in investing activities	(329,247)	(6,491,134)	(81,372)

Cash flows from financing activities:
Short-term debt borrowings (payments), net of expenses	4,736,762	2,330,000	4,200,000
Long-term debt borrowings (payments), net of expenses	1,492,080	8,200,000	—
Payments to former shareholder	(175,000)	(500,000)	(76,393)
Proceeds from common stock issuances	80,000	—	—
Net cash provided by financing (used for) activities	6,133,842	10,030,000	4,123,607

Net increase (decrease) in cash	(1,651,073)	1,712,565	49,415
Cash - beginning of period	1,785,084	—	24,202
Cash - end of period	$134,011	$1,712,565	$73,617

Supplemental cash flow information:
Cash payments for interest	$1,238,947	$146,736	$70,462

Non-cash investing and financing activities:
Fair value of common stock issuance related to acquisition (Note 4)	$245,000	—	—
Note issuance related to acquisition (Note 4)	$50,000	(2,200,000)
Fair value of in-the-money conversion feature and common stock and warrant issuances related to debt financing (Note 6)	$968,676	—	—
Non-cash dividend associated with in-the-money conversion feature of convertible preferred stock issuance (Note 6)	$2,168,033	—	—

See Accompanying Notes to Condensed Consolidated Financial Statements.

SMALL WORLD KIDS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1                    BASIS OF CONSOLIDATION

The accompanying unaudited condensed consolidated interim financial statements have been prepared by the Company on the same basis as the Company’s December 31, 2004 audited financial statements and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).  Accordingly, some of the information and footnote disclosure normally required by accounting principles generally accepted in the United States (“US GAAP”) has been condensed or omitted.  These interim condensed consolidated financial statements and notes should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2004.  All adjustments necessary for a fair presentation have been made and include all normal recurring adjustments.  Interim results of operations are not necessarily indicative of results to be expected for the year.

As a result of the May 20, 2004 transactions described in the following paragraph, the Company had a change in management, controlling shareholders, financial position and business plan.

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

NOTE 2                    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles in the United States requires management to make estimates and assumptions that affect the amounts reported   in the financial statements and the accompanying notes during the reporting period.  Estimates in these financial statements may include but are not limited to inventory valuations, sales returns reserves, allowance for doubtful accounts receivable, income taxes and other contingent liabilities.  Actual results could differ from those estimates.

Revenue Recognition

The Company recognizes revenue when all four revenue recognition criteria have been met: persuasive evidence of an arrangement exists, the product has been delivered or the service has been rendered, the price is fixed or determinable and collection is probable.  The Company recognizes revenue from product sales upon when all of the foregoing conditions are met which in general is at the time of shipment where the risk of loss and title has passed to the customer.  However, for certain shipments such as direct shipments from the Company’s vendors to the Company’s customers or where the Company uses consolidators to deliver the Company’s products (usually export shipments) revenue is recognized in accordance with the sales terms specified by the respective sales agreements.

Sales allowances for customer promotions, discounts and returns are recorded as a reduction of revenue when the related revenue is recognized. The Company routinely commits to promotional sales allowance programs with its customers.  These allowances primarily relate to fixed programs, which the customer earns based on purchases of the Company’s products during the year. Discounts are recorded as a reduction of related revenue at the time of sale.  Sales to customers are generally not subject to any price protection or return rights.

The Company offers extended terms to some of its customers in the first three quarters of the year by way of sales promotions whereby payment will not become due until the fourth quarter if a specified purchase threshold has been met.  This promotion allows the Company to capture additional shelf space and to encumber more of the annual budgets of the Company’s retail customers.  The result of this promotion gives rise to a significant increase in accounts receivable through the fourth quarter until such time that substantially all accounts become due and are collected.  Based upon historically low rates of return and collection of substantially all of these extended term accounts, the Company has determined that revenue is appropriately recognized in accordance with its normal procedures described above.

Advertising Costs

All advertising costs are expensed as incurred and charged to operations within Selling, General and Administrative expenses.  Such costs were $70,000 and $172,000 for the three and nine months ended September 30, 2005, respectively and $70,000 and $165,000 for the three and nine months ended September 30, 2004, respectively.

Shipping and Handling

All shipping and handling costs related to sales to customers are expensed as incurred and charged to Selling, General and Administrative expenses.  These expenses were $840,000 and $2.3 million for the three and nine month periods ended September 30, 2005, respectively and $705,000 and $2.0 million for the three and nine month periods ended September 30, 2004 respectively.

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

SFAS 123 requires the disclosure of pro forma net income (loss) and earnings (loss) per share as if the Company had adopted the fair value method.  Under SFAS 123, the fair value of stock-based awards to employees is calculated through the use of option pricing models, even though such models were developed to estimate the fair value of freely tradable, fully transferable options without vesting restrictions, which significantly differ from the Company’s stock option awards.  These models also require subjective assumptions, including future stock price volatility and expected time to exercise, which greatly affect the calculated values.  For purposes of estimating the effect of SFAS 123 on the Company’s net income (loss) the fair value of the Company’s options was estimated at the grant date using the Black-Scholes option pricing model with the following the weighted average assumptions:

	Successor				Predecessor
			Nine Months
	Three Months Ended September 30,		Ended September 30,	May 21 – September 30,	January 1 – May 21,
	2005	2004	2005	2004	2004
Expected life (in years)	9.8	10.0	9.8	10.0	—
Expected volatility	135.0%	135.0%	135.0%	0.0%	—
Risk-free interest rate	4.2%	4.1%	4.2%	4.0%
Expected dividend	—	—	—	—	—

The calculations are based on a single option valuation approach and forfeitures are recognized as they occur.  During the periods presented, no compensation expense was recorded under APB 25.  Under the fair value method prescribed by SFAS 123, the estimated fair value of stock-based incentive awards is charged against income over the vesting period.  The following pro forma net loss and loss per share information is presented as if the Company accounted for stock-based compensation awarded using the fair value recognition provisions of SFAS 123:

	Three Months Ended September 30
	2005	2004
Net loss attributable to Common Stock as reported	$(3,373,533)	$(25,055)
Deduct: Stock-based employee compensation expense determined under the fair value method for all awards, net of related tax effects	(21,270)	(104,101)
Pro forma net loss	$(3,394,803)	$(129,156)
Basic and diluted net loss per share:
As reported	$(0.62)	$(0.02)
Pro forma	$(0.63)	$(0.02)

	Successor		Predecessor
	Nine Months
	Ended	May 21 –
	September 30, 2005	September 30, 2004	January 1 – May 21, 2004
Net loss attributable to Common Stock as reported	$(7,170,956)	$(641,516)	$(134,861)
Deduct: Stock-based employee compensation expense determined under the fair value method for all awards, net of related tax effects	(202,283)	(291,256)	—
Pro forma net loss	$(7,373,239)	$(932,772)	$(134,861)
Basic and diluted net loss per share:
As reported	$(1.34)	$(0.12)	$(134.86)
Pro forma	$(1.38)	$(0.18)	$(134.86)

The Company granted 300,000 stock options to four consultants in the first quarter of 2005 for work to be completed throughout the year.  These options vest immediately and expire six months from the date of grant.  These options were granted with an exercise price greater than the traded per share value of the underlying common stock on the date of grant.  The value of the options of $345,000 was calculated using the Black-Scholes option-pricing model and will be recorded as non-cash compensation expense ratably over the twelve month term of the consulting agreement, of which $85,000 and $255,000 of non-cash compensation was recorded in the third quarter and nine months ended September 30, 2005, respectively.  16,000 options were exercised by the consultants in the nine months ended September 30, 2005 at an average exercise price of $5.00.  In addition, 140,000 options which had an original expiration date of July 4, 2005 were extended to December 31, 2005 and the remaining 140,000 options expired unexercised.  The extension will result in additional compensation charges to be expensed over the remainder of the service period.

The Company also granted 50,000 stock options to a consultant in the first quarter of 2005.  These options vest quarterly over a three year period beginning in the second quarter ended June 30, 2005.  Any unexercised options expire three months after the completion or termination of the consulting agreement.  The value of the options was determined using the Black-Scholes option-pricing model and will be recorded as non-cash compensation expense during service period of the consulting agreement.  The Company recorded compensation expense of $20,000 and $40,000 related to these options during the third quarter and nine months ended 2005.

Recent Accounting Developments

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

Although the pro forma effects of applying original SFAS 123 may be indicative of the effects of adopting SFAS 123R, the provisions of these two statements differ in some important respects.  The actual effects of adopting SFAS 123R will be dependent on numerous factors including, but not limited to, the valuation model chosen by the Company to value stock-based awards; the assumed award forfeiture rate; the accounting policies adopted concerning the method of recognizing the fair value of awards over the requisite service period; and the transition method chosen for adopting SFAS 123R.  Adoption of this accounting standard will have a material adverse impact on the Company’s consolidated financial statements.  This statement will be effective for the Company’s first quarter ending March 31, 2006.

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs” (“SFAS No. 151”), an amendment of Accounting Research Bulletin No. 43, Chapter 4.  This Statement is the result of a broader effort by the FASB working with the International Accounting Standards Board to reduce differences between U.S. and international accounting standards. SFAS No. 151 eliminates the “so abnormal” criterion in ARB No. 43 and companies will no longer be permitted to capitalize inventory costs on their balance sheets when the production defect rate varies significantly from the expected rate.  It also makes clear that fixed overhead should be allocated based on “normal capacity.” SFAS No. 151 is effective for inventory costs incurred during fiscal years beginning after September 15, 2005.  The Company will adopt this standard in the first quarter of 2006 but does not believe that it will have a material effect on the results of operations or consolidated financial position.

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

On September 22, 2005, the SEC issued rules to delay by one-year the required reporting by management on internal controls over financial reporting for non-accelerated filers.  The new SEC rule extends the compliance date for such registrants to fiscal years ending on or after July 15, 2007.  Accordingly, the Company qualifies for the deferral until its year ending December 31, 2007 to comply with the internal control reporting requirements.

In June 2005, the Emerging Issues Task Force, or EITF, reached a consensus on Issue 05-6, Determining the Amortization Period for Leasehold Improvements, which requires that leasehold improvements acquired in a business combination or purchased subsequent to the inception of a lease be amortized over the lesser of the useful life of the assets or a term that includes renewals that are reasonably assured at the date of the business combination or purchase. EITF 05-6 is effective for periods beginning after July 1, 2005. We do not expect the provisions of this consensus to have a material impact on the Company’s financial position, results of operations or cash flows.

NOTE 3                    BALANCE SHEET COMPONENTS

Prepaid expenses and other current assets

Prepaid expenses and other current assets include deferred design and packaging expenses that are amortized over the life of the applicable product, a barter contract, other prepaid expenses and miscellaneous items as follows:

	September 30, 2005	December 31, 2004
Design and packaging expenses	$322,785	$401,206
Prepaid inventory purchases	367,936	142,290
Barter contract	348,053	160,624
Prepaid insurance	87,194	66,198
Prepaid marketing fees	139,242	123,629
Miscellaneous prepaid expenses and other current assets	256,250	731,748
	$1,521,460	$1,625,695

Property and equipment consist of the following:

	September 30, 2005	December 31, 2004
Computer equipment	$292,752	$174,300
Mold cost	259,926	228,332
Warehouse equipment	93,249	65,744
Furniture and fixtures	69,930	56,353
Leasehold improvements	96,705	92,015
	812,562	616,744
Less: accumulated depreciation and amortization	(286,642)	(111,685)
Property and equipment, net	$525,920	$505,059

Depreciation expense for the nine months ended September 30, 2005 and 2004 was approximately $170,000 and $120,000, respectively.

NOTE 4                    ACQUISITIONS

On June 24, 2005, the Company acquired certain assets of Imagiix LP (the “Seller”) for $150,000 in cash (excluding transaction expenses) and 50,000 restricted shares of the Company’s Common Stock.  Imagiix is a developer and marketer of infant, toddler and preschool toys sold under the Imagiix® brand name and under various licenses, including Garfield and Jay Jay the Jet Plane.  The 50,000 shares of Common Stock issued to the Seller had a value of $245,000 based on the closing price of the Company’s Common Stock on September 24, 2005.  Of the $150,000 cash purchase component, $100,000 was paid upon closing with $50,000 due on December 15, 2005.  Additional cash consideration of up to 5% may be earned by the Seller based on sales by the Company of: (i) products currently in the Seller’s catalogs; (ii) new products developed by the Seller; (iii) and future products developed within the Jay Jay the Jet Plane and Garfield product lines.  The Company also incurred approximately $35,000 in acquisition related costs which are included in the total purchase price.  In addition, the Company paid $20,000 to the Seller as an advance against sales of the Seller’s existing inventory which the Company has agreed to sell, splitting the proceeds equally.  This transaction has been accounted for under the purchase method of accounting and was allocated to the net assets of Imagiix based on their estimated relative fair values on June 24, 2005.

NOTE 5                    GOODWILL AND OTHER INTANGIBLE ASSETS

In accordance with SFAS 142, an intangible asset that is not subject to amortization such as goodwill shall be at a minimum, tested for impairment annually.  The first of the impairment tests consists of a comparison of the total fair value of the Company based upon the closing stock price and the Company’s net assets on the date of the test.  If the fair value is in excess of the net assets, there is no indication of impairment and no need to perform the second tier impairment test.  The Company performed this test as of May 19, 2005, the one year mark of the purchase of Small World Toys which resulted in the recording of the goodwill carried on the Company’s books.  As the market value of the Company significantly exceeded the net assets of the Company, there is no indication of impairment and no adjustment was required to be made.

Components of the Company’s identifiable amortizable intangible assets are as follows (in thousands):

	September 30, 2005			December 31, 2004
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Trade names	$2,092,839	$262,460	$1,830,379	$2,002,643	$111,760	$1,890,883
Customer lists	1,155,685	117,833	1,037,852	840,000	51,333	788,667
Purchased technology	320,971	66,867	254,104	320,971	18,721	302,250
Non-compete agreement	162,549	63,916	98,633	140,000	8,558	131,442
Total	$3,732,044	$511,076	$3,220,968	$3,303,614	$190,372	$3,113,242

Amortization expense of intangible assets for the three and nine months ended September 30, 2005 was approximately $105,000 and $320,000, respectively. Estimated amortization expense for the remainder of fiscal 2005, the next five succeeding fiscal years and all years thereafter are as follows:

Estimated Amortization Expense
2005 (remainder)	$118,000
2006	472,000
2007	443,000
2008	421,000
2009	399,000
2010	318,000
Thereafter	1,050,000
Total	$3,221,000

NOTE 6                    LONG-TERM DEBT

Components of long-term debt are as follows (net of discounts):

	September 30, 2005	December 31, 2004
Senior Secured Credit Facility	$10,977,024	$8,229,262
15% Bridge Notes Due 2005 (less discounts of $0 and $637,652, respectively)	3,700,000	2,562,348
24% Notes Due 2006 (less discounts of $272,004 and $0, respectively)	727,996	—
10% Convertible Debentures Due 2008 (less discounts of $1.5 million and $0, respectively)	—	—
Non-interest bearing Note Due 2005 (Note 4)	50,000
10% Note Due 2009 – SWT LLC (related party)	—	5,000,000
5% Note Due 2005 & 2006 - Former shareholder (related party)	700,000	700,000
10% Note Due 2006 - Related party (less discounts of $90,850 and $0, respectively)	409,150	—
	16,564,170	16,491,610
Less: current portion	(16,389,170)	(2,824,848)
	$175,000	$13,666,762

PNC Senior Secured Revolving Credit Facility

Small World Toys maintains an asset-based revolving credit facility (“Credit Facility”) with PNC Bank (“PNC) with a maximum asset based borrowing limit of $16.5 million including a Seasonal Advance of $1.5 million.  The asset base includes all eligible Receivables and Inventory as defined in the Revolving Credit and Security Agreement (“Credit Agreement”) dated December 15, 2004.  Interest is payable monthly at PNC’s prime rate plus 0.50%.  The Company’s obligation under the Credit Facility is collateralized by a security interest in the assets of Small World Toys, a guaranty by Small World Kids which is secured by certain shares of Small World Toys and a limited guaranty of Debra Fine, the Chief Executive Officer and President of Small World Kids and Small World Toys.  On January 14, 2005, PNC agreed to amend the Credit Agreement to March 14, 2005 increasing the concentration limit for receivables with standard terms owing from the Company’s largest customer from 10% to 25%.  On May 12, 2005 the PNC agreed to amended the Credit Agreement to adjust the borrowing limit based on a percentage of eligible Receivables as follows: (i) from 80% to 90% until December 14, 2005; (ii) from 90% to 85% for the period December 15, 2005 to December 31, 2005.  On January 1, 2006 the eligibility percentages will revert to the original Credit Agreement terms which are 80% from January 1 to June 30, and 85% from July 1 to December 31 until its scheduled expiration on November 30, 2007.  Additionally, the amended Credit Agreement requires that repayment of any borrowings under the Seasonal Advance shall be repaid from in-full in increments of $500,000 each on November 30, 2005, December 15, 2005 and December 31, 2005.  PNC maintains the right to amend eligibility percentages at its sole discretion.

The Credit Agreement contains a number of financial covenants including a Fixed Charge Coverage Ratio (“FCCR”) covenant.  The FCCR covenant requires the Company to maintain a ratio of 1:1 of available cash flow from operations to required payments as a result of the Company’s debt obligations.  As of September 30, 2005, the Company’s FCCR calculated per the terms of the Credit Agreement was 1:-0.13.  As a result the Company was in default under the terms of the Credit Agreement.  The Company’s management is in discussions with PNC to receive a waiver of non-compliance with these covenant defaults.  The Company is in compliance with all other covenants or restrictions contained in the Credit Agreement with PNC.  The Seasonal Advance is subject to the terms of the Credit Agreement and can be withdrawn by PNC should any default occur as specified in the Credit Agreement.

The Company had $3.9 million of availability on the Company’s credit facility which includes the $1.5 million seasonal advance as of September 30, 2005.

Term Notes

On April 28, 2005 the Company entered into Term Credit Agreements (“Credit Agreements”) with Hong Kong League Central Credit Union and PCCW Credit Union (collectively the “Lenders”) for unsecured loans totaling $750,000 due on or before August 31, 2005.  Interest is charged at a rate of 2% per month and is payable monthly in arrears.  On June 10, 2005 the Company entered into additional Credit Agreements with Hong Kong League Central Credit Union and HIT Credit Union for unsecured loans totaling $250,000 due on or before September 30, 2005.  Effective August 31, 2005 the maturity dates of all outstanding unsecured loans with the Lenders were extended to the earlier of the closing of a financing transaction with net proceeds of at least $20 million or March 1, 2006.  In consideration of the extension, the Company agreed to issue four year immediately exercisable warrants to purchase 100,000 shares of the Company’s Common Stock exercisable at $5.00 per share to SBI Advisors, a related party, as a placement fee.  At inception the fair value was determined to be $325,000 using the Black-Scholes option pricing model and applied to the principal as a discount to be accreted over the expected life of the unsecured loans.

Related Party Notes

Effective August 11, 2005, the Company completed the issuance of an aggregate of $500,000 in Notes to various investors which included Debra Fine, the Company’s President and Chief Executive Officer who provided $175,000 of the total borrowing.  The Notes mature one year from the date of execution with interest payable monthly in arrears at a rate of 10% per annum.  The Notes are secured by certain Company assets including Receivables, Inventory, Equipment and other assets.  The Notes also provide piggyback registration rights in the event the Company files a qualified Registration Statement with the SEC.  In consideration for the loans, the Company agreed to issue an aggregate of 16,250 shares of the Company’s Common Stock and four year immediately exercisable warrants to purchase an aggregate of 8,750 shares of the Company’s Common Stock.  The Warrants are exercisable at an exercise price per share equal to the lowest of (a) $4.00 per share, or (b) the per share price (or conversion price if a derivative security) of the next financing of the Company with gross proceeds of at least $5 million.  At inception the fair value of these warrants was determined to be $100,000 using the Black-Scholes option pricing model and applied to the principal as a discount to be accreted as a non-cash interest cost over the life of the loan.

Bridge Note Conversion

On August 11, 2005 the Company converted the $5 million Bridge Note dated May 21, 2004 issued to SWT, LLC, a related party, to 10% Class A Convertible Preferred Stock (“Preferred Stock”).  The Preferred Stock is immediately convertible at the option of the holder into the Company’s Common Stock at an initial fixed conversion price of $4.00 subject to adjustment based on the terms of future financings should they occur.  The Preferred Stock accrues a quarterly dividend at a rate of 10% per annum and is payable in cash or a combination of 50% cash and 50% Common Stock at the Company’s option.  The Company also issued three year immediately exercisable warrants to purchase 204,082 shares of the Company’s Common Stock exercisable at $4.90 per share.  In addition, the Preferred Stock has a beneficial conversion feature which allows the holders to acquire Common Stock of the Company at an effective conversion price of approximately $1.00 below fair value at the date of issuance.  In accordance with EITF 98-5, Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios, the Company has determined the intrinsic value of this in-the-money conversion feature accounted for it and the warrants as a discount to the Preferred Stock.  The fair market value of the warrants and the intrinsic value of the beneficial conversion feature was determined to be approximately $2.2 million.  As the Preferred Stock is immediately convertible, the full value of both the conversion feature and the warrants are deemed a dividend upon issuance and as such have been recorded directly to retained earnings.

As a result of the conversion of the $5 million Bridge Note discussed above, the stock purchase agreement (“Put Agreements”) entered into by the Company in 2004 with each of Wire Mill Partners III LLC, LLC and Pewter Hill Partners LLC (“Purchasers”) that obligated each of them to purchase, at the Company’s election, up to 101,000 shares of the Company’s Common Stock for an aggregate purchase price of $6.3 million (representing a total commitment of $12.6 million) have been automatically terminated.

St Cloud Capital Partners LP Bridge Notes

In the first quarter of 2005 the Company reclassified the value of 165,000 shares of stock granted to St. Cloud Capital Partners LP (“St Cloud”) in conjunction with the Note Purchase Agreement (the “Agreement”) as of September 15, 2004 from a liability to equity.  At inception it was believed that the Company may have had an unconditional obligation as set forth under SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity (“SFAS 150”) and recorded the value of $325,000 as a liability.  During the first quarter of 2005, based upon further information and analysis of the Agreement, the Company reclassified the amount as it was determined that  the Shares granted are more appropriately classified as equity.

On July 20, 2005 the Company amended the Agreement (the “Amendment”) pursuant to which St. Cloud agreed to advance to the Company an additional $500,000 for an aggregate loan of $2.5 million at an interest rate of 10% per annum payable monthly in arrears.  The aggregate loan is secured by certain Company assets including Receivables, Inventory, Equipment and other assets.  In consideration for the advance, the Company issued to St. Cloud an additional 16,250 shares of the Company’s Common Stock and four year immediately exercisable warrants for the right to acquire 8,750 shares (“Warrant Shares”) of the Company’s Common Stock.  The aggregate Warrants underlying 43,750 shares of Common Stock are exercisable at an exercise price per share equal to the lowest of (a) $4.00 per share or; (b) the per share price (or conversion price if a derivative security) of the next financing of the Company with gross proceeds of at least $5 million.  The Amendment also provides piggyback registration rights with respect to the shares of Common Stock and Warrant Shares in the event the Company files a qualified Registration Statement with the SEC.  At inception the fair value of these warrants was determined to be $120,000 using the Black-Scholes option pricing model and applied to the principal as a discount to be accreted over the life of the loan.

In addition, as a result of the termination of the Put Agreements, the Notes no longer have registration obligations.  As such, the Company has reclassified the $510,000 fair market value of those September 15, 2004 warrants issued in conjunction with the Notes initially classified as a liability to permanent equity in accordance with SFAS 150 and EITF 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock (“EITF 00-19”).

Convertible Debentures

On September 30, 2005 the Company completed the issuance of an aggregate of $1.5 million in principal amount of 10% Convertible Debentures (the “Debentures”) and entered into a Securities Purchase Agreement (“Stock Purchase Agreement”) with Gamma Opportunity Capital Partners LP and Bushido Capital Master Fund LP.  The Debentures will mature on September 30, 2008 and bear an interest rate of 10% per annum payable quarterly in arrears.  The Company may make interest payments in cash or shares of its Common Stock, subject, in the case of payment in shares, to satisfaction of certain conditions.  The Debentures are immediately convertible to the Company’s Common Stock at the option of the holder.  The conversion price is $4.00, subject to adjustments for stock splits, stock dividends or rights offerings combinations, recapitalization, reclassifications, extraordinary distributions and similar events and certain subsequent equity sales. As the Debentures are convertible at a price below the fair market value on the date of issuance, they are deemed to have a beneficial conversion feature with an intrinsic value of $425,000.

In consideration for the issuance of the Debentures, the Company issued five year immediately exercisable warrants to purchase an aggregate of 281,250 shares of the Company’s Common Stock.  Of the shares underlying the warrants, 93,750 have an exercise price of $7.50 per share (subject to adjustment) and 187,550 have an exercise price of $6.00 per share.  These warrants have a fair value of $1.1 million calculated using the Black Scholes option pricing model.  These warrants are subject to registration rights requiring the Company to register the underlying shares with the SEC within 120 days of the issuance of the Debentures.  In accordance with EITF 00-19, the value of the warrants has been recorded as a liability subject to mark-to-market revaluation at each period end.

In connection with the Debentures the Company paid a success fee (including expenses) of $165,000 and issued five year immediately exercisable warrants to purchase 37,500 shares of the Company’s Common Stock at an exercise price of $4.00 per share to Cambria Capital LLC (“Cambria”) in connection with the placement of the Debentures.

The cumulative value of the beneficial conversion feature, the warrants and the cash fee paid of $1.5 million was recorded as a discount to the debt issuance to be amortized over the life of the loan.

Other

As of September 30, 2005 the Company was in default of its $1.2 million 10% Bridge Note due to Strome Hedgecap Ltd which matured September 15, 2005.  On October 3, 2005 the Company obtained additional funding through the issuance of the Debentures and retired the $1.2 million Bridge Notes.

As of October 27 , 2005 the Company was in default of its $2.5 million 10% Bridge Note due to St Cloud which matured on September 15, 2005 for which the Company received an extension of the grace period allowed prior to an event of default until October 27, 2005.  On November 11, 2005 the Company amended the Note with St. Cloud to extend by one year the date of maturity at the same terms.  During the grace period and until the date of amendment, the interest rate on the outstanding balance has increased from 10% to 15%.  In consideration for the extension, the Company issued 4 year warrants to purchase an aggregate of 75,000 shares of the Company’s Common Stock.  Of the shares underlying the warrants, 50,000 are exercisable at a price of $6.00 per share and 25,000 are exercisable at $7.50 per share.  The warrants vest in increments of 18,750 underlying shares beginning on November 8, 2005 and subsequently on January 1, April 1 and July 1, 2006.  These warrants were determined to have a fair value of $190,000 calculated using the Black Scholes option pricing model.

For the nine months ended September 30, 2005 accretion of debt discounts was $830,000 and included in interest expense.

NOTE 7                    COMMITMENTS AND CONTINGENCIES

As part of the purchase for SWT Shares on May 20, 2004, the Company entered into a contingent earnout agreement with the former shareholder of Small World Toys whereby the Company agreed to a two year promissory note, payable in quarterly installments commencing April 2005 with a minimum payment of $700,000 and a maximum payment of $1,500,000, should certain sales targets be achieved in 2005 and 2006.

On May 20, 2004, the Company entered into a $72,000 per annum three-year consulting agreement with David Marshall, Inc., a related party.  On each anniversary date, the fee shall be increased by the increase in the consumer index for the Los Angeles metropolitan statistical area.  During the term, David Marshall, Inc. will provide consulting services relating to business plan development, strategic planning, public relations, investor relations, acquisitions and financing activities.

On September 7, 2005, Small Play, Inc. (“Small Play”) filed an action in the United States District Court for the Southern District of New York against Small World Toys alleging $3 million in damages in connection with a supposed breach of an alleged oral licensing agreement.  As the contemplated license stipulated a $12,000 per year guaranteed royalty payment, the alleged damages are believed to be excessive.  The Company disputes Small Play’s claims and intends to defend strenuously against these claims.  The Company will file a response to the complaint on November 15, 2005.  No trial date has yet been set.

On August 5, 2005, Gemini Partners, Inc. (“Gemini”) filed an action in the Superior Court of the State of California for the County of Los Angeles against Small World Toys, Debra Fine, and Fineline Services, LLC.  Gemini’s complaint arises out of a written consulting agreement dated as of November 10, 2003 entered into by and between Gemini and Fineline Services.  The complaint alleges causes of action for:  (1) breach of written contract; (2) breach of implied covenant of good faith and fair dealing; (3) fraud; (4) negligent misrepresentation; (5) promissory estoppel; (6) quantum merit; and (7) unfair competition.  The Company disputes Gemini’s claims and intends to defend strenuously against these claims.  The Company filed an answer to the complaint on October 11, 2005.  No trial date has yet been set.  The case is in the early stages of discovery.

Additionally, the Company is subject to legal proceedings and claims which arise in the ordinary course of business.  In the opinion of management, such matters are without merit and are of such kind that if disposed of unfavorably, would not have a material adverse effect on the Company’s consolidated financial position or results of operations or liquidity.

NOTE 8                    EARNINGS (LOSS) PER SHARE

Basic earnings per share are computed by dividing income or loss available to common shareholders by the weighted average number of common shares outstanding during the reporting period.  Diluted earnings per share is computed based on the weighted average number of shares outstanding during the period increased by the effect of the potential dilution that could occur if securities or other contracts, such as stock options and stock purchase contracts that were exercised or converted into common stock using the treasury stock method.  Earnings per share have been computed as follows:

	Three Months Ended September 30
	2005	2004
Net loss attributable to common	$(3,373,533)	$(25,055)

Basic the weighted average shares outstanding	5,399,861	5,257,789
Effect of common stock equivalents	—	—
Diluted the weighted average shares and equivalents	5,399,861	5,257,789

Basic earnings (loss) per share	$(0.62)	$(0.00)
Diluted earnings (loss) per share	$(0.62)	$(0.00)

	Successor		Predecessor
	Nine Months
	Ended	May 21 –
	September 30, 2005	September 30, 2004	January 1 – May 21, 2004
Net income (loss)	$(7,170,956)	$(641,561)	$(134,861)

Basic the weighted average shares outstanding	5,348,194	5,254,406	1,000
Effect of common stock equivalents	—	—	—
Diluted the weighted average shares and equivalents	5,348,194	5,254,406	1,000

Basic earnings (loss) per share	$(1.34)	$(0.12)	$(134.86)
Diluted earnings (loss) per share	$(1.34)	$(0.12)	$(134.86)

For the three and nine month periods ended September 30, 2005, there was a total of 409,000 and 534,000 potentially dilutive securities considered to be anti-dilutive which due to the net loss from operations were not included in the calculations of earnings per share.

NOTE 9                    SUBSEQUENT EVENTS

On October 3, 2005 the Company retired the $1.2 million 15% Bridge Note in default together with any accrued interest owed to Strom Hedgecap LP using proceeds from the issuance of the $1.5 million 10% Convertible Debentures.  See Note 6 for further detail.

The Company incorporated its newly formed 100% owned subsidiary, Fashion Angels Enterprises, Inc. (“Fashion Angels”) in Wisconsin for the purpose of acquiring the assets of M&G Partners LLP, dba the Bead Shop (the “Seller”).  On October 14, 2005 the Company entered into a definitive agreement with the Seller and Mark Miller, Goldi Miller and Myra Mouloudji, the partners of the Seller to purchase all the assets and assume certain liabilities of the Seller.  Fashion Angels will pay an aggregate purchase price (in addition to its assumption of certain liabilities) to Seller of $20 million plus contingent earnout (“Earnouts”) payments which will be based on the Business’s EBITA of the acquired business in 2005 and 2006.  At closing, the Seller will receive $15 million of the purchase price in cash and $5 million in units issued by the Company.  The terms and structure of the units have not yet been determined.  Although the Company anticipates that the units will be composed of securities which will either be exercisable for or convertible into shares of the Company’s Common Stock.  The earnouts, if any, will be paid with a combination of cash and shares of the Company’s Common Stock.  The closing of the purchase transaction is contingent upon certain events including financing and due diligence contingencies.  Assuming the conditions to closing are met, the transaction is expected to be consummated before the end of 2005.

On October 14, 2005 the Company completed at ten for one (10:1) reverse stock split (“Reverse Split”) rounding all fractional shares down to the next full share.  As a result of the Reverse Split, there are 5.4 million shares of the Company’s Common Stock outstanding.  The Reverse Split did not reduce the number of authorized shares of Common Stock, alter the par value or modify any voting rights or other terms thereof.  As a result of the Reverse Split, the conversion price and/or the number of shares issuable upon conversion of the 10% Class A Convertible Preferred Stock, 10% Convertible Debentures and any outstanding options and warrants to purchase the Company’s Common Stock will each be proportionally adjusted pursuant to the respective terms thereof.  All references to units of securities (e.g. Common Stock shares) or per share amounts are reflective of the Reverse Split for all periods reported.

Item 2.           Management’s Discussion and Analysis of Financial Condition and Results of Operations

FORWARD-LOOKING STATEMENTS

This Report contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, and Section 21E of the Securities Exchange Act of 1934.  For example, statements regarding the Company’s financial position, business strategy and other plans and objectives for future operations, and assumptions and predictions about future product demand, supply, manufacturing, costs, marketing and pricing factors are all forward-looking statements.  These statements are generally accompanied by words such as “intend,” “anticipate,” “believe,” “estimate,” “potential(ly),” “continue,” “forecast,” “predict,” “plan,” “may,” “will,” “could,” “would,” “should,” “expect” or the negative of such terms or other comparable terminology.  The Company believe that the assumptions and expectations reflected in such forward-looking statements are reasonable, based on information available to us on the date hereof, but the Company cannot assure you that these assumptions and expectations will prove to have been correct or that the Company will take any action that the Company may presently be planning.  However, these forward-looking statements are inherently subject to known and unknown risks and uncertainties.  Actual results or experience may differ materially from those expected or anticipated in the forward-looking statements.  Factors that could cause or contribute to such differences include, but are not limited to, regulatory policies, competition from other similar businesses, and market and general policies, competition from other similar businesses, and market and general economic factors.  This discussion should be read in conjunction with the condensed consolidated financial statements and notes thereto included in Item 1 of this Quarterly Report on Form 10-Q and that of the Company’s Annual Report on Form 10-KSB dated December 31, 2004.

COMPANY OVERVIEW

Small World Kids, Inc. (“Small World Kids” or the “Company”) was organized on May 20, 2004 pursuant to an Exchange Agreement by and among Small World Kids and a group of investors (the “Investors”), wherein the Investors exchanged all of the equity interests of Fine Ventures, LLC (“FVL”) for the shares of the Common Stock of Small World Kids.  Simultaneously, pursuant to the terms of a Stock Purchase Agreement by and among Small World Kids, Debra Fine, Small World Toys, Eddy Goldwasser and Gail S. Goldwasser, Trustee of the Gail S. Goldwasser and Mark Chatinsky Family Trust (Gail Goldwasser; collectively with Eddy Goldwasser, (“Goldwassers”), Small World Kids acquired from the Goldwassers all of the issued and outstanding equity interests of Small World Toys (the “SWT Shares”).

As a result of the May 20, 2004 transactions, the Company has had a change of the Company’s management, the controlling shareholders, financial position and business plan.  Small World Kids became a holding company and has no significant business operations or assets other than its interest in Small World Toys, the accounting predecessor company.  As such, accounting guidelines dictate that the results of operations for the predecessor and successor entities be clearly segregated for financial reporting purposes.  However, for the purpose of describing and analyzing the results of operations in this section, both predecessor and successor entities have been combined.

As of September 30, 2005, Small World Kids is comprised solely of Small World Toys and as such the balances and results for each entity are one in the same.

Additionally, on October 14, 2005 the Company completed a ten for one (10:1) reverse stock split (“Reverse Split”) rounding all fractional shares down to the next full share.  As a result of the Reverse Split, there are approximately 5.4 million shares of the Company’s Common Stock outstanding.  The Reverse Split did not reduce the number of authorized shares of Common Stock, alter the par value or modify any voting rights or other terms thereof.  As a result of the Reverse Split, the conversion price and/or the number of shares issuable upon conversion of the 10% Class A Convertible Preferred Stock, 10% Convertible Debentures and any outstanding options and warrants to purchase the Company’s Common Stock will each be proportionally adjusted pursuant to the respective terms thereof.  All references to units of securities (e.g. Common Stock shares) or per share amounts are reflective of the Reverse Split for all periods reported.

The Company’s Strategy

The Company’s strategic plan is market expansion through both organic company growth of product lines, introducing new play categories and licensing, as well as the acquisition of product lines and profitable companies that are accretive to the Company’s core business.  The Company is acquiring product lines and companies that create synergies in operations, production and distribution.  The Company has strengthened Small World Toys, the Company’s platform company, to provide the infrastructure for the expansion which has allowed us to integrate the Company’s latest product line acquisitions, Neurosmith and Imagiix.  Within the $25 billion toy industry, the

Company believes there are numerous small to mid-market companies in the $10 million to $75 million revenue range that are profitable and provide an attractive acquisition opportunity.  The Company believes the Company will be able to acquire companies and product lines at 5-7 times earnings. The public P/E ratios for companies in the toy industry are currently at approximately 15-20 times earnings.

The anticipated benefits of the proposed strategy include:

•                  Enhanced channels of distribution for products through the combination of the potential target’s alternative distribution channels with the Company’s specialty retail distribution channels.

•                  Diversified product lines within high growth categories to create additional in-store placement in multiple sections of the store, which the Company believe will increase per store orders and a greater percentage of shelf space.

•                  Greater number of unit sales for a product which will decrease manufacturing costs, therefore increasing margins and allowing us to benefit from price breaks that vendors offer for larger quantity orders.

•                  Fuller utilization of operations as a percentage of sales which will increase operating margins as the Company combines operating departments.

•                  Cost improvements in production and distribution coupled with expanded and improved product lines leading to increased profitability and growth.

•                  Expansion into international markets through multi-country distributors.

The Company regards economies of scale, product line extensions, new customer relationships, and opportunities for increased cost reductions as particularly important in the Company’s analysis of a potential acquisition’s strategic value.  However, acquisitions involve many uncertainties, and the Company’s attempts to identify appropriate acquisitions, and finance and complete any particular acquisition, may not be successful.  In addition, growth by acquisition involves risks that could adversely affect the Company’s results of operations, including difficulties in integrating the operations, the potential loss of key employees of acquired companies and potential increase of indebtedness to finance the acquisition.

Small World Toys

Through Small World Toys, the Company develops, manufactures, markets and distributes toys that promote healthy minds and bodies in infant, pre-school, early learning, imaginative play and active play categories.  The Company distributes products in more than 2,600 outlets in the specialty, mass, chain, education, catalogs, online and international channels through sales representatives as well as in-house sales personnel.  The Company’s proprietary brands include IQ Baby®, IQ Preschool®, Ryan’s Room®, Gertie Ball®, Small World Living™, Puzzibilities®, All About Baby®, Neurosmith® and Imagiix®.  The Company also exclusively distributes products for other manufacturers involving several well-known brands such as TOLO®, BAO, Little Tikes® and Baby Culture to the specialty toy market in the United States through the Company’s SW Express™ distribution arm.  Small World Toys has also acquired licenses for certain products including “Clifford the Big Red Dog” from Scholastic, the works of Eric Carle, including “The Very Hungry Caterpillar”, Garfield and Jay Jay the Jet Plane.  The Company has had some success in limiting the impact of the toy industry seasonality and fads by focusing on evergreen brands with enduring themes and play patterns resulting in long life cycle products of 4-7 years.  The Company has been distributing its products into many of these channels for 40 years.

The Company outsources the manufacturing of its proprietary products to vendors in Asia.  The Company believes the Company’s outsourcing strategy enhances the scalability of the Company’s manufacturing efforts.  The Company uses numerous manufacturers to source components and build finished products to the Company’s specifications.  Manufacturers are selected based on their technical and production capabilities and are matched to particular products to achieve cost and quality efficiencies.  The Company has long-standing relationships with many of the Company’s manufacturers.  The majority of the Company’s products are shipped directly to the Company’s warehouse in Carson, California and are later shipped to meet the demands of the Company’s retailers and distributors.

The Company’s products are sold domestically and internationally to a broad spectrum of customers including traditional retailers, large and small specialty toy stores, gift stores, wholesalers, distributors, national chain stores, mail order houses, catalog stores, department stores, as well as internet-based “e-tailers.”  The Company’s own sales force manages a wide group of independent sales representatives across the country and also sells directly to key accounts.

While many of the Company’s products are evergreen brands or long life cycle products, the Company is continually developing new products and redesigning existing products.  The Company’s product offerings are a combination of proprietary products that the Company designs, sourced product that the Company finds in other countries, purchases and packages in the Company’s packaging for distribution and open market products, or products that the Company do not have exclusivity, which the Company puts through the Company’s distribution chain for retailers.

Although the Company does have the capability to create and develop products from inception to production, the Company also uses third-parties to provide a portion of the sculpting, sample making, illustration and package design required for the Company’s products.  Typically, the development process takes from nine to eighteen months from concept to production and shipment to the Company’s customers.

The Company employs a staff of designers and occasionally acquires other product concepts from unaffiliated third parties.  If the Company accepts and develops a third party’s concept for new toys, the Company generally pays a royalty on the toys developed from this concept that are sold.  Royalties payable to inventors and developers generally range from 3% to 5% of the wholesale sales prices for each unit of a product sold by us.  The Company believes that utilizing experienced third-party inventors gives us access to a wide range of development talent.

The toy business is subject to seasonal fluctuations.  The Company has or will introduce new product catalogs in January, April, September and August.  Generally, the second quarter is the period of lowest shipments and sales and, therefore, the least profitable due to fixed costs.  Seasonality factors may cause the Company’s operating results to fluctuate from quarter to quarter.  The Company reduces the seasonality with retailer “early buy” programs that encourage them to stock the Company’s products in the first and second calendar quarters and pay during the third and fourth quarters.  This allows us to occupy greater shelf space throughout the year.

Acquisitions

On June 24, 2005, the Company acquired certain assets of Imagiix LP (the “Seller”) for $150,000 in cash (excluding transaction expenses) and 500,000 restricted shares of the Company’s stock.  Imagiix is a developer and marketer of infant, toddler and preschool toys sold under the Imagiix® brand name and under various licenses, including Garfield and Jay Jay the Jet Plane.  The 500,000 shares of stock issued to the Seller were determined to have a value of $245,000 based on the closing price of the Company’s stock on September 24, 2005.  Of the $150,000 cash purchase component, $100,000 was paid upon closing with $50,000 due on December 15, 2005.  Additional cash consideration of up to 5% may be earned by the Seller based on sales by the Company of: (i) products currently in the Seller’s catalogs; (ii) new products developed by the Seller; (iii) and future products developed within the Jay Jay the Jet Plane and Garfield product lines.  The Company also incurred approximately $34,000 in acquisition related costs which are included in the total purchase price.  In addition, the Company paid $20,000 to the Seller as an advance against sales of the Seller’s existing inventory which the Company has agreed to sell, splitting the proceeds equally.  This transaction has been accounted for under the purchase method of accounting and was allocated to the net assets of Imagiix based on their estimated relative fair values on September 24, 2005.  See the accompanying financial statements for detail of the individual components of the assets purchased.

The Company incorporated its newly formed 100% owned subsidiary, Fashion Angels Enterprises, Inc. (“Fashion Angels”) in Wisconsin for the purpose of acquiring the assets of M&G Partners LLP, dba the Bead Shop (the “Seller”).  On October 14, 2005 the Company entered into a definitive agreement with the Seller and Mark Miller, Goldi Miller and Myra Mouloudji, the partners of the Seller to purchase all the assets and assume certain liabilities of the Seller.  Fashion Angels will pay an aggregate purchase price (in addition to its assumption of certain liabilities) to Seller of $20 million plus contingent earnout (“Earnouts”) payments which will be based on the Business’s EBITA of the acquired business in 2005 and 2006.  At closing, the Seller will receive $15 million of the purchase price in cash and $5 million in units issued by the Company.  The terms and structure of the units have not yet been determined.  Although the Company anticipates that the units will be composed of securities which will either be exercisable for or convertible into shares of the Company’s Common Stock.  The earnouts, if any, will be paid with a combination of cash and shares of the Company’s Common Stock.  The closing of the purchase transaction is contingent upon certain events including financing and due diligence contingencies.  Assuming the conditions to closing are met, the transaction is expected to be consummated before the end of 2005.

RESULTS OF OPERATIONS

Consolidated Summary

The following table provides a summary of the Company’s unaudited condensed consolidated results of operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Net sales	$9,532,365	$7,677,868	$22,848,945	$19,674,354
Cost of sales	6,174,368	4,589,940	13,933,231	11,264,590
Gross profit	3,357,997	3,087,928	8,915,714	8,409,764

Operating expenses:
Selling, general and administrative	3,467,073	2,977,616	10,150,801	8,491,618
Research and development	440,217	286,980	1,478,218	789,793
Intangibles amortization	103,197	68,824	320,703	98,269
Total operating expenses	4,010,487	3,333,420	11,949,722	9,379,680

Loss from operations	(652,490)	(245,492)	(3,034,008)	(969,916)

Other income (expense):
Interest expense	(779,474)	(246,705)	(2,070,284)	(411,822)
Warrant valuation adjustment	173,409	—	(97,051)	—
Other	53,055	123,240	198,420	261,459
Total other income (expense)	(553,010)	(123,465)	(1,968,915)	(150,363)

Loss before income taxes	(1,205,500)	(368,957)	(5,002,923)	(1,120,279)

Provision (benefit) for income taxes	—	(343,902)	—	(343,902)

Net loss	$(1,205,500)	$(25,055)	$(5,002,923)	$(776,377)

The following table sets forth, for the periods indicated, the percentage of total net sales represented by the line items reflected in the Company’s unaudited condensed consolidated statements of operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	64.8%	59.8%	61.0%	57.3%
Gross profit	35.2%	40.2%	39.0%	42.7%

Operating expenses:
Selling, general and administrative	36.4%	38.8%	44.4%	43.2%
Research and development	4.6%	3.7%	6.5%	4.0%
Intangibles amortization	1.1%	0.9%	1.4%	0.5%
Total operating expenses	42.1%	43.4%	52.3%	47.7%

Loss from operations	(6.9)%	(3.2)%	(13.3)%	(5.0)%

Other income (expense):
Interest expense	(8.2)%	(3.2)%	(9.1)%	(2.1)%
Warrant valuation adjustment	1.8%	—%	(0.4)%	—%
Other	0.6%	1.6%	0.9%	1.3%
Total other income (expense)	(5.8)%	(1.6)%	(8.6)%	(0.8)%

Loss before income taxes	(12.7)%	(4.8)%	(21.9)%	(5.8)%

Provision (benefit) for income taxes	—	(4.5)	—	(1.7)

Net income	(12.7)%	(0.3)%	(21.9)%	(4.1)%

Net sales

Net revenue for the third quarter and the nine months ended September 30, 2005 increased approximately $1.9 million or 24.2% and $3.2 million or 16.1%, respectively from the same periods one year ago.  The revenue increase is mainly attributable to the expansion of the Company’s product lines including brands such as Active Edge®, IQ Baby®, Small World Living™, Gertie Balls®, Tolo® and the All about Baby products.  The introduction of the Neurosmith product line in the Second Quarter resulted in year to date sales of approximately $645,000.  SW Express™, the Company’s distribution arm experienced over a 60% increase for both the quarter and the nine months ended September 30, 2005 over the comparable prior year periods.  Somewhat offsetting these increases were decreased shipments relating to certain core brands, such as Puzzibilities® and Ryan’s Room® products relating to the following item classes; Imaginative Play, Tub Tints, Preschool and Vehicles.

Gross Profit

Gross profit increased approximately $270,000 or 8.7% for the quarter ended September 30, 2005 and increased by $505,000 or 6.0% for the nine months ended September 30, 2005.  The gross margin rate decreased to 35.2% and 39.0% for the quarter and nine months ended September 30, 2005, respectively, as compared to 40.2% and 42.7% the same periods the prior year.  The decrease in gross margin primarily resulted from a greater mix of sales to national chains of 21.1% and 20.4% of net sales for the quarter and nine months ended September 30, 2005, respectively, as compared to 17.5% and 15.5% of net sales for the quarter and nine months ended September 30, 2004 and increased sales to mass retailers of approximately $1.6 million for the quarter and  nine months ended September 30, 2005.  Sales to national chains and mass retailers typically have lower gross margins than sales to the specialty stores, but do not incur commissions, freight out or warehousing expenses.  In addition, there was an increase in promotional rebates and royalties in the quarter and nine months ended September 30, 2005 as compared to the same periods of the prior year.

Operating Expenses

Operating expenses increased approximately $675,000 or 20.3% but as a percentage of sales decreased to 42.1% from 43.4% for the quarter ended September 30, 2005.  For the nine months ended September 30, 2005 operating expenses increased $2.6 million or 27.4% as compared to the prior year and as a percentage of net sales increased to 52.3% for the quarter ended September 30, 2005 from 47.7% a year ago.

The increase in operating expenses was partly related to an increase in research and development costs of $150,000 or 53.4% and $690,000 or 87.2% incurred in the development of new products for the quarter and nine months ended September 30, 2005 as compared to the same periods the prior year, respectively.

Selling, general and administrative expenses incurred in the third quarter and nine months ended September 30, 2005 increased $490,000 or 16.4% and $1.7 million or 19.5%, respectively from the same periods one year ago.  Increased shipping and handling expenses of $135,000 and $305,000 for the three and nine months ended September 30, 2005 was driven by the increased sales volume over the same periods one year ago.  Also, costs of becoming a public company which include increased legal, auditing, insurance and investor relations expenses increased by $100,000 and $470,000 for the quarter and nine months ended September 30, 2005, respectively as compared to the same periods a year ago.  These costs were incurred for a full nine months in 2005 as compared to only four months during the same periods the prior year.  Also contributing to the increase was an increase in marketing and branding expenses of approximately $115,000 and $330,000 for the quarter and nine months ended September 30, 2005 as compared to the same periods the prior year.  In addition, the Company incurred non-cash consulting expenses for the quarter and the nine months ended September 30, 2005 in the amount of $85,000 and $290,000 attributable to the issuance of 300,000 stock options granted to consultants for services and 280,000 options granted to the Company’s Directors valued by using the Black-Scholes option-pricing model.

The Company also incurred additional costs of $105,000 and $320,000 for the quarter and nine months ended September 30, 2005, respectively related to the amortization of intangible assets acquired in the purchase of Small World Toys, the Neurosmith product line and Imagiix as opposed to the previous year.

Other Income and Expense

Interest expense increased $530,000 or 216.0% and $1.7 million or 402.7% for the quarter and nine months ended September 30, 2005.  The increase is due primarily to the $365,000 and $830,000 in non-cash interest expense resulting from the amortization of debt discounts that occurred in the three and nine months ended September 30, 2005.  The Company made interest payments of $415,000 and $1.2 million in the three and nine months ended September 30, 2005 related to the increase in the outstanding balances of the Company’s notes payable and the revolving credit line.

Due to fluctuations in the Company’s stock price the Company experienced a $175,000 decrease in the fair market value (FMV) of the warrant liability in the third quarter of this year and a cumulative nine month increase of $97,000.  The change in FMV of the warrant liability is a non-cash charge determined by the difference in FMV from period to period.  The Company calculate FMV of the warrants outstanding using the Black-Scholes mathematical model.  As a result of an amendment of the Note held by St Cloud Capital Partners LP, the warrant liability has been reclassified to equity.  See Note 6 of the Notes to the Condensed Consolidated Financial Statements for further detail.

Provision for Income Tax

Small World Kids recorded no provision for income taxes for the nine months ended September 30, 2005 due to the cumulative year-to-date net loss incurred.

FINANCIAL CONDITION

Liquidity and Capital Resources

Cash has historically been generated from operations.  Operations and liquidity needs are funded primarily through cash flows from operations, as the well as utilizing, when needed, borrowings under the Company’s secured credit facilities and short term notes.  Working capital needs generally reach peak levels from August through November of each year.  To gain shelf space and address the seasonality of the toy industry, the Company offers early buy programs that are volume related with extended payment terms.  The Company’s historical revenue pattern is one in which the second half of the year is more significant to the Company’s overall business than the first half and, within the second half of the year, the fourth quarter is the most prominent.  The trend of retailers over the past few years has been to make a higher percentage of their purchases of toy and game products within or close to the fourth quarter holiday consumer buying season, which includes Christmas.  The Company expects that this trend will continue.  As such, historically, the majority of cash collections for Small World Toys occur late in the fourth quarter as the extended payment terms become due from the Company’s early buy programs.  As receivables are collected, the proceeds are used to repay borrowings under the Company’s Credit Agreement.

Small World Toys maintains a secured asset-based revolving credit facility with PNC Bank (“PNC) with a maximum asset based borrowing limit of $16.5 million including a Seasonal Advance of $1.5 million.  The asset base includes all eligible Receivables and Inventory as defined in the Revolving Credit and Security Agreement (“Credit Agreement”) dated December 15, 2004.  Interest is payable monthly at PNC’s prime rate plus 0.50%.  The Company’s obligation under the Credit Facility is collateralized by a security interest in the assets of Small World Toys, a guaranty by Small World Kids which is secured by certain shares of Small World Toys and a limited guaranty of Debra Fine, the Chief Executive Officer and President of Small World Kids and Small World Toys.  On January 14, 2005, PNC agreed to amend the Credit Agreement to March 14, 2005 increasing the concentration limit for receivables with standard terms owing from the Company’s largest customer from 10% to 25%.  On May 12, 2005 the PNC agreed to amended the Credit Agreement to adjust the borrowing limit based on a percentage of eligible Receivables as follows: (i) from 80% to 90% until December 14, 2005; (ii) from 90% to 85% for the period December 15, 2005 to December 31, 2005.  On January 1, 2006 the eligibility percentages will revert to the original Credit Agreement terms which are 80% from January 1 to June 30, and 85% from July 1 to December 31 until its scheduled expiration on November 30, 2007.  Additionally, the amended Credit Agreement requires that repayment of any borrowings under the Seasonal Advance shall be repaid in increments of $500,000 each on November 30, 2005, December 15, 2005 and December 31, 2005.  PNC maintains the right to amend eligibility percentages at its sole discretion.

The Credit Agreement contains a number of financial covenants including a Fixed Charge Coverage Ratio (“FCCR”) covenant.  The FCCR covenant requires the Company to maintain a ratio of 1:1 of available cash flow from operations to required payments as a result of the Company’s debt obligations.  As of September 30, 2005, the Company’s FCCR calculated per the terms of the Credit Agreement was 1:-0.13.  As a result the Company was in default under the terms of the Credit Agreement.  The Company’s management is in discussions with PNC to receive a waiver of non-compliance with these covenant defaults.  The Company is in compliance with all other covenants and restrictions contained in the Credit Agreement with PNC.

The Company had $3.9 million of availability on the Company’s credit facility which includes the seasonal advance as of September 30, 2005.

The Company believes that the funds available to us, including cash expected to be generated from operations and funds available through the committed lines of credit including short term borrowings, are adequate to meet the Company’s operating needs for 2005.  However, unforeseen circumstances, such as softness in the retail environment or unanticipated changes in consumer preferences could result in a significant decline in revenues and operating results, which could result in non-compliance with debt covenants under the Credit Agreement.  Non-compliance with the debt covenants could result in the Company being unable to utilize borrowings under the Company’s revolving credit facility, a circumstance that would not allow us to fund the Company’s operating shortfalls, or accelerate the repayment of the credit facility.  Additionally, the Company will need additional financing to fund the Company’s acquisition strategy, the amount of which will depend on the price and structure of potential acquisitions.

On September 30, 2005, cash and cash equivalents were approximately $135,000 which compares to $1.8 million at December 31, 2004.

In the nine months ended September 30, 2005, the Company used cash for operating activities of approximately $7.5 million as compared to $5.8 million for the nine months ended September 30, 2004.  Inclusive of this increase were the following: (i.) an increase in accounts receivable of $4.1 million attributable to retailer “early buy” programs that encourage the Company’s retail customers to stock our products in the first three quarters of the year and pay in the fourth quarter; (ii.) an increase in inventory of $4.0 million in the nine months ended September 30, 2005 driven by the earlier ordering of inventory to protect us from energy and labor shortages that may be experienced by the Company’s manufacturing sources in Asia; and (iii.) an increase in accounts payable of $2.9 million related to the increase in inventory, over the same period the prior year

Since the Company outsources manufacturing of products to Asia, the Company has historically low requirements for additions to property and equipment.  For the nine months ended September 30, 2005, the Company spent approximately $195,000 in additions to capital equipment as compared to the nine months ended September 30, 2004, where the Company expended $185,000 for additions to property and equipment.

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

The Company completed the following transactions to receive additional funds for working capital:

•                  On April 28, 2005 the Company entered into Term Credit Agreements (“Credit Agreements”) with Hong Kong League Central Credit Union and PCCW Credit Union (collectively the “Lenders”) for unsecured loans totaling $750,000 due on or before August 31, 2005.  Interest is charged at a rate of 2% per month and is payable monthly in arrears.  On June 10, 2005 the Company entered into additional Credit Agreements with Hong Kong League Central Credit Union and HIT Credit Union for unsecured loans totaling $250,000 due on or before September 30, 2005.  Effective August 31, 2005 the maturity dates of all outstanding unsecured loans with the Lenders were extended to the earlier of the closing of a financing transaction with net proceeds of at least $20 million or March 1, 2006.

•                  On July 20, 2005 the Company amended the Agreement pursuant to which St. Cloud Capital Partners LP (“St Cloud”) agreed to advance to the Company an additional $50,000 for an aggregate loan of $2.5 million at an interest rate of 10% per annum payable monthly in arrears.  The aggregate loan is secured by certain Company assets including Receivables, Inventory, Equipment and other assets.  The Note also provides piggyback registration rights in the event the Company files a qualified Registration Statement with the SEC.

•                  Effective August 11, 2005, the Company completed the issuance of an aggregate of $500,000 in Notes to various investors which included Debra Fine, the Company’s President and Chief Executive Officer who provided $175,000 of the total borrowing.  The Notes mature one year from the date of execution with interest payable monthly in arrears at a rate of 10% per annum.  The Notes are secured by certain Company assets including Receivables, Inventory, Equipment and other assets.  The Notes also provide piggyback registration rights in the event the Company files a qualified Registration Statement with the SEC

•                  On August 11, 2005 the Company converted the $5 million Bridge Note dated May 21, 2004 issued to SWT, LLC, a related party, to 10% Class A Convertible Preferred Stock (“Preferred Stock”).  The Preferred Stock is immediately convertible at the option of the holder into the Company’s Common Stock at an initial fixed conversion price of $4.00 subject to adjustment based on the terms of future financings should they occur.  The Preferred Stock accrues a quarterly dividend at a rate of 10% per annum and is payable in cash or a combination of 50% cash and 50% Common Stock at the Company’s option.  In addition, the Company issued three year immediately exercisable warrants to purchase 204,082 shares of the Company’s Common Stock exercisable at $4.90 per share.

•                  On September 30, 2005 the company completed the issuance of an aggregate of $1.5 million in principal amount of 10% Convertible Debentures (the “Debentures”) and entered into a Securities Purchase Agreement (“Stock Purchase Agreement”) with Gamma Opportunity Capital Partners LP and Bushido Capital Master Fund LP.  The Debentures will mature on September 30, 2008 and bear an interest rate of 10% per annum payable quarterly in arrears.  The Company may make interest payments in cash or shares of its Common Stock, subject, in the case of payment in shares, to satisfaction of certain conditions.  The Debentures are immediately convertible to the Company’s Common Stock at the option of the holder.  The conversion price is $4.00, subject to adjustments for stock splits, stock dividends or rights offerings combinations, recapitalization, reclassifications, extraordinary distributions and similar events and certain subsequent equity sales.  In connection with the Debentures the Company paid a finders fee (including expenses) of $165,000 plus warrants to acquire 37,500 shares of Common Stock.

•                  As of September 30, 2005 the Company was in default of its $1.2 million 10% Bridge Notes due to Strome Hedgecap Ltd which matured September 15, 2005.  On October 3, 2005 the Company obtained additional funding through the issuance of the Debentures and retired the $1.2 million Bridge Notes.

•                  As of October 27, 2005 the Company was in default of its $2.5 million 10% Bridge Note due to St Cloud which matured on September 15, 2005 for which the Company received an extension of the grace period allowed prior to an event of default until October 27, 2005.  On November 11, 2005 the Company amended the Note with St. Cloud to extend by one year the date of maturity at the same terms.  During the grace period and until the date of amendment, the interest rate on the outstanding balance has increased from 10% to 15%.  In consideration for the extension, the Company has issued 4 year warrants to purchase an aggregate of 75,000 shares of the Company’s Common Stock.  Of the shares underlying the warrants, 50,000 are exercisable at a price of $6.00 per share and 25,000 are exercisable at $7.50 per share.  The warrants vest in increments of 18,750 underlying shares beginning on November 8, 2005 and subsequently on January 1, April 1 and July 1, 2006.  These warrants were determined to have a fair value of $190,000 calculated using the Black Scholes option pricing model.

•                  As a result of the July 20, 2005 amended agreement with St. Cloud, issuance of $500,000 in notes on August 11, 2005 and conversion of the $5 million Bridge Note discussed above, the stock purchase agreement (“Put Agreements”) entered into by the Company in 2004 with each of Wire Mill Partners III LLC, LLC and Pewter Hill Partners LLC (“Purchasers”) that obligated each of them to purchase, upon the Company’s election, up to 1,010,000 shares of the Company’s Common Stock for an aggregate purchase price of $6.3 million (representing a total commitment of $12.6 million) have been automatically terminated..

All securities issuances were made pursuant to an exemption from the registration requirements of the Securities Act of 1933, as amended, pursuant to Regulation D promulgated thereunder.

Contractual Obligations and Off-Balance Sheet Arrangements

As part of the purchase for SWT Shares on May 20, 2004, the Company entered into a contingent earnout with the former shareholder of Small World Toys.  The Company agreed to a two year promissory note, payable in quarterly installments commencing April 2005 with a minimum payment of $700,000 and a maximum payment of $1,500,000, if certain sales targets are achieved in 2005 and 2006.

The Company has no other off-balance sheet arrangements as defined by Regulation S-K that have or are reasonably likely to have a current or future effect on the Company’s financial condition, revenues or expense or liquidity.  Information regarding the Company’s long-term debt payments, operating lease payments and other commitments is provided in Item 6 “Management’s Discussion and Analysis” of the Company’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2004.  There have been no material changes in contractual obligations since December 31, 2004.

Critical Accounting Policies and Significant Estimates

The preparation of these financial statements and related disclosures in conformity with accounting principles generally accepted in the United States requires management to make judgments, assumptions and estimates that affect the amounts reported.  The Company has identified the following as items that require significant judgment and often involve complex estimation:  revenue recognition and sales allowances, inventory valuation and long-lived assets (including goodwill and intangible assets).

Revenue Recognition and Sales Allowances

The Company recognizes revenue when all four revenue recognition criteria have been met: persuasive evidence of an arrangement exists, the product has been delivered or the service has been rendered, the price is fixed or determinable and collection is probable.  The Company recognizes revenue from product sales upon when all of the foregoing conditions are met which in general is at the time of shipment where the risk of loss and title has passed to the customer.  However, certain shipments such as direct shipments from the Company’s vendors to the customer or shipments through a consolidator (usually export shipments), may be recognized at FOB destination, depending on sales terms.

Sales allowances for customer promotions, discounts and returns are recorded as a reduction of revenue when the related revenue is recognized.  The Company routinely commit to promotional sales allowance programs with customers.  These allowances primarily relate to fixed programs, which the customer earns based on purchases of the Company’s products during the year.  Discounts are recorded as a reduction of related revenue at the time of sale.  Sales to customers are generally not subject to any price protection or return rights.

Inventory Valuation

Inventory is valued at the lower of average cost or market.  Inventory costs consist of the purchases of finished goods from the Company’s vendors and the associated costs necessary to obtain those inventories.  As necessary, the Company writes down inventory to its estimated market value based on assumptions about future demand and market conditions.  Failure to accurately predict and respond to consumer demand could result in the under production of popular items or overproduction of less popular items which may require additional inventory write-downs which could materially affect the Company’s future results of operations.

Long-lived Assets

The Company evaluates long-lived assets whenever events or changes in business circumstances or the Company’s planned use of assets indicate that their carrying amounts may not be fully recoverable or that their useful lives are no longer appropriate.  Reviews are performed to determine whether the carrying values of assets are impaired based on comparison to either the discounted expected future cash flows (in the case of goodwill and intangible assets) or to the undiscounted expected future cash flows (for all other long-lived assets).  If the comparison indicates that impairment exists, the impaired asset is written down to its fair value.  Significant management judgment is required in the forecast of future operating results that are used in the preparation of expected discounted and undiscounted cash flows.

The total purchase price of the Company’s acquisitions are allocated to the fair value of the assets acquired and liabilities assumed in accordance with the provisions of Statements of Financial Accounting Standards (“SFAS”) No. 141, Business Combinations and No. 142, Goodwill and Other Intangible Assets.  In accordance with Statement of Financial Accounting Standards No. 141, the Company estimated the fair value of the assets acquired for purpose of allocating the purchase price.

At September 30, 2005, the Company had a net amount of $5.6 million of goodwill and purchased intangible assets on the Company’s Consolidated Balance Sheet.  As no impairment indicators the were present during the first quarter of fiscal 2005, the Company believe this value remains recoverable based on the discounted estimated future cash flows of the associated products and technologies.

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

The pro forma effects on net income and earnings per share as if the Company had applied the fair value recognition provisions of original SFAS 123 on stock compensation awards (rather than applying the intrinsic value measurement provisions of APB 25) are in the Notes to Condensed Consolidated Financial Statements (see Note 1).  Although the pro forma effects of applying original SFAS 123 may be indicative of the effects of adopting SFAS 123R, the provisions of these two statements differ in some important respects.  The actual effects of adopting SFAS 123R will be dependent on numerous factors including, but not limited to, the valuation model chosen by the Company to value stock-based awards; the assumed award forfeiture rate; the accounting policies adopted concerning the method of recognizing the fair value of awards over the requisite service period; and the transition method chosen for adopting SFAS 123R.  Adoption of this accounting standard will have a material adverse impact on the Company’s consolidated financial statements.  This statement will be effective for the Company’s first quarter ending March 31, 2006.

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs”, an amendment of Accounting Research Bulletin No. 43, Chapter 4.  This Statement is the result of a broader effort by the FASB working with the International Accounting Standards Board to reduce differences between U.S. and international accounting standards. SFAS No. 151 eliminates the “so abnormal” criterion in ARB No. 43 and companies will no longer be permitted to capitalize inventory costs on their balance sheets when the production defect rate varies significantly from the expected rate.  It also makes clear that fixed overhead should be allocated based on “normal capacity.” SFAS No. 151 is effective for inventory costs incurred during fiscal years beginning after September 15, 2005.  The Company will adopt this standard in the first quarter of 2006 but does not believe that it will have a material effect on the results of operations or consolidated financial position.

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

In June 2005, the Emerging Issues Task Force, or EITF, reached a consensus on Issue 05-6, Determining the Amortization Period for Leasehold Improvements, which requires that leasehold improvements acquired in a business combination or purchased subsequent to the inception of a lease be amortized over the lesser of the useful life of the assets or a term that includes renewals that are reasonably assured at the date of the business combination or purchase. EITF 05-6 is effective for periods beginning after July 1, 2005. We do not expect the provisions of this consensus to have a material impact on the our financial position, results of operations or cash flows.

RISK FACTORS

The Company is subject to changing consumer preferences.

The Company’s business and operating results depend largely upon the appeal of the Company’s products.  The Company’s continued success in the toy industry will depend on the Company’s ability to redesign, restyle and extend the Company’s existing core products and product lines as consumer preferences evolve, and to develop, introduce and gain customer acceptance of new products and product lines. Several trends in recent years have presented challenges for the toy industry, including:

•                  a slow economic recovery;

•                  the phenomenon of children outgrowing toys at younger ages, particularly in favor of interactive and high technology products;

•                  increasing use of technology;

•                  the Company’s customers going out of business;

•                  bad debts (uncollectible receivables);

•                  rising costs of raw materials;

•                  competition; and

•                  higher consumer expectations for product quality, functionality and value.

•                  The Company cannot assure you that:

•                  the Company’s current products will continue to be popular with consumers;

•                  the product lines or products that the Company introduce will achieve any significant degree of market acceptance;

•                  the Company will be able to expand into new channels; or

•                  the life cycles of the Company’s products will be sufficient to permit us to recover design, manufacturing, marketing and other costs associated with those products.

The toy industry is highly competitive.

The toy industry is highly competitive.  Some of the Company’s competitors have financial and strategic advantages over us, including:

•                  greater financial resources;

•                  larger sales, marketing and product development departments;

•                  stronger name recognition;

•                  longer operating histories; and

•                  greater economies of scale.

In addition, the toy industry has no significant barriers to entry.  Competition is based primarily on the ability to design and develop new toys, to sell the products into retail and sell through to consumers through successful marketing. Many of the Company’s competitors offer similar products or alternatives to the Company’s products.  The Company cannot assure you that the Company will be able to obtain adequate shelf space in retail stores to support the Company’s existing products or to expand the Company’s products and product lines or that the Company will be able to continue to compete effectively against current and future competitors.

The toy industry is subject to high rates of seasonality.

The Company’s business and the toy industry in general experience the lowest sales rates in the first quarter and second quarters of the calendar year.  In 2004, approximately 60% of the Company’s net sales were made in the third and fourth quarters.  Seasonality factors may cause the Company’s operating results to fluctuate significantly from quarter to quarter.  In addition, the Company’s results of operations may also fluctuate as a result of the timing of new product releases.

The Company needs to be able to acquire and integrate companies and new product lines successfully.

The Company’s growth strategy depends in part upon the Company’s ability to acquire companies and new product lines.  Future acquisitions will succeed only if the Company can effectively assess characteristics of potential target companies and product lines, such as:

•                  salability of products;

•                  suitability of distribution channels;

•                  management ability;

•                  financial condition and results of operations; and

•                  the degree to which acquired operations can be integrated with the Company’s operations.

The Company cannot assure you that the Company can identify strategic acquisition candidates or negotiate acceptable acquisition terms, and the Company’s failure to do so may adversely affect the Company’s results of operations and the Company’s ability to sustain growth.  The Company’s acquisition strategy involves a number of risks, each of which could adversely affect the Company’s operating results, including:

•                  difficulties in integrating acquired businesses or product lines, assimilating new facilities and personnel and harmonizing diverse business strategies and methods of operation;

•                  diversion of management attention from operation of the Company’s existing business;

•                  loss of key personnel from acquired companies; and

•                  failure of an acquired business to achieve targeted financial results.

A substantial reduction in or termination of orders from any of the Company’s largest customers could adversely affect the Company’s business, financial condition and results of operations.

The Company’s two largest customers accounted for 25.3% and 17.3% of the Company’s net sales for the quarter and nine months ended September 30, 2005, respectively.  Except for outstanding purchase orders for specific products, the Company do not have written contracts with or commitments from any of the Company’s customers.  A substantial reduction in or termination of orders from any of the Company’s largest customers could adversely affect the Company’s business, financial condition and results of operations. In addition, pressure by large customers seeking price reductions, financial incentives, changes in other terms of sale or for us to bear the risks and the cost of carrying inventory also could adversely affect the Company’s business, financial condition and results of operations.  If one or more of the Company’s major customers the were to experience difficulties in fulfilling their obligations to us, cease doing business with us, significantly reduce the amount of their purchases from us, it could have a material adverse effect on the Company’s business, financial condition and results of operations. In addition, the bankruptcy or other lack of success of one or more of the Company’s significant retailers could negatively impact the Company’s revenues and bad debt expense.

The Company depends on third-party manufacturers who develop, provide and use the tools and dies that the Company own to manufacture the Company’s products and the Company have limited control over the manufacturing processes.

Any difficulties encountered by the third-party manufacturers that result in product defects, production delays, cost overruns or the inability to fulfill orders on a timely basis could adversely affect the Company’s business, financial condition and results of operations.

The Company does not have long-term contracts with the Company’s third-party manufacturers.

Although the Company believe the Company could secure other third-party manufacturers to produce the Company’s products, the Company’s operations would be adversely affected if the Company lost the Company’s relationship with any of the Company’s current suppliers or if the Company’s current suppliers’ operations or sea or air transportation with the Company’s overseas manufacturers were disrupted or terminated even for a relatively short period of time.  During the fiscal year ended December 31, 2004, the top ten vendors accounted for 58% of the total product purchases. The top two of these vendors accounted for 10% and 8% of total purchases, respectively.  The Company’s tools and dies are located at the facilities of the Company’s third-party manufacturers.  Although the Company do not purchase the raw materials used to manufacture the Company’s products, the Company are potentially subject to variations in the prices the Company pay the Company’s third-party manufacturers for products, depending on what they pay for their raw materials.

The Company has manufacturing operations outside of the United States, subjecting us to risks associated with international operations.

The Company utilizes third-party manufacturers located principally in The People’s Republic of China, or the PRC.  The Company’s PRC sales and manufacturing operations are subject to the risks normally associated with international operations, including:

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

•                  transportation delays, interruptions and strikes; and

The potential imposition of tariffs.

The Company’s reliance on external sources of manufacturing can be shifted, over a period of time, to alternative sources of supply, should such changes be necessary.  However, if the Company were prevented from obtaining the Company’s products due to medical, political, labor or other factors beyond the Company’s control, the Company’s operations would be disrupted while alternative sources of products were secured.  Also, the imposition of trade sanctions by the United States against a class of products imported by us from, or the loss of “normal trade relations” status by China, could significantly increase the Company’s cost of products imported from that nation.

The Company’s business is subject to government regulation and to potential product liability claims.

The Company’s products sold in the United States are subject to various laws, including the Federal Hazardous Substances Act, the Consumer Product Safety Act, the Federal Hazardous Substances Act, the Flammable Fabrics Act and the rules and regulations promulgated under these acts.  These statutes are administered by the Consumer Product Safety Commission (“CPSC”), which has the authority to remove from the market products that are found to be defective and present a substantial hazard or risk of serious injury or death.  The CPSC can require a manufacturer to recall, repair or replace these products under certain circumstances.  The Company cannot assure you that defects in the Company’s products will not be alleged or found.  Any such allegations or findings could result in:

•                  product liability claims;

•                  loss of sales;

•                  diversion of resources;

•                  damage to the Company’s reputation;

•                  increased warranty costs; and

•                  removal of the Company’s products from the market.

Any of these results may adversely affect the Company’s business, financial condition and results of operations. There can be no assurance that the Company’s product liability insurance will be sufficient to avoid or limit the Company’s loss in the event of an adverse outcome of any product liability claim.

Other risks include:

•                  the ability to obtain external financing on terms acceptable to us in order to meet working capital needs;

•                  the ability to generate sufficient available cash flow to service the Company’s outstanding debt;

•                  restrictions that the Company are subject to under the Company’s credit agreement;

•                  unforeseen circumstances, such as severe softness in or collapse of the retail environment that may result in a significant decline in revenues and operating results, thereby causing us to be in non-compliance with the Company’s debt covenants and thereby being unable to utilize borrowings under its revolving credit facility, a circumstance likely to occur when operating shortfalls would result in the Company’s being in the greatest need of such supplementary borrowings;

•                  the risk that reported goodwill may become impaired, requiring us to take a charge against the Company’s income;

•                  other risks and uncertainties as are or may be detailed from time to time in the Company’s public announcements and filings with the SEC, such as filings on Forms 8-K, 10-Q, 10-Q and 10-K.

The Company undertakes no obligation to revise the forward-looking statements contained in this Quarterly Report on Form 10-Q to reflect events or circumstances occurring after the date of the filing of this report.

Item 3.           Quantitative and Qualitative Disclosures About Market Risk

At September 30, 2005, the Company had total debt commitments of approximately $16.6 million, and a hypothetical 10% increase in interest rates would have a material impact on the Company’s borrowing costs.  The Company does not hedge any interest rate exposures.

The Company purchase and manufacture the Company’s products and conduct sales in various global markets.  The Company’s sales are transacted in U.S. dollars.  However, the Company’s earnings and cash flows related to purchasing are exposed to fluctuations in foreign currency exchange rates.  The Company does not hedge out foreign currency rate exposures.

The Company does not anticipate any material adverse effect on the Company’s consolidated financial position, results of operations or cash flows resulting from these exposures.

Item 4.           Controls and Procedures.

As a result of the May 20, 2004 transactions, the internal control structure in place for Small World Toys, Inc. has succeeded to Small World Kids, Inc.  Since the acquisition of Small World Toys, the Company’s system of internal controls has evolved consistent with the development of the business.

(a) Evaluation of disclosure controls and procedures: As of September 30, 2005, the end of the period covered by this report, the Company’s chief executive and the Company’s chief financial officer reviewed and evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15 and Rule 15d-15(e)), which are designed to ensure that material information the Company must disclose in the Company’s report filed or submitted under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized, and reported on a timely basis, and have concluded, based on that evaluation, that as of such date, the disclosure controls and procedures the were effective to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is accumulated and communicated to the Company’s chief executive officer and chief financial officer as appropriate to allow timely decisions regarding required disclosure.

(b) Changes in internal control over financial reporting:  In the second quarter of 2005 the Company implemented several policies which in the opinion of management significantly improve the operating effectiveness of the Company’s internal controls.  There have been no other changes in the Company’s internal control structure over that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

On September 7, 2005, Small Play, Inc. (“Small Play”) filed an action in the United States District Court for the Southern District of New York against Small World Toys alleging $3 million in damages in connection with a supposed breach of an alleged oral licensing agreement.  As the contemplated license stipulated a $12,000 per year guaranteed royalty payment, the alleged damages are believed to be excessive.  The Company disputes Small Play’s claims and intends to defend strenuously against these claims.  The Company will file a response to the complaint on November 15, 2005.  No trial date has yet been set.

On August 5, 2005, Gemini Partners, Inc. (“Gemini”) filed an action in the Superior Court of the State of California for the County of Los Angeles against Small World Toys, Debra Fine, and Fineline Services, LLC.  Gemini’s complaint arises out of a written consulting agreement dated as of November 10, 2003 entered into by and between Gemini and Fineline Services.  The complaint alleges causes of action for:  (1) breach of written contract; (2) breach of implied covenant of good faith and fair dealing; (3) fraud; (4) negligent misrepresentation; (5) promissory estoppel; (6) quantum merit; and (7) unfair competition.  The Company disputes Gemini’s claims and intends to defend strenuously against these claims.  The Company filed an answer to the complaint on October 11, 2005.  No trial date has yet been set.  The case is in the early stages of discovery.

Item 2. Unregistered Sales of Equity Securities

Between January 1, 2005 and November 11, 2005, the Company had the following unregistered sales of equity securities:

•                  On July 20, 2005 the Company issued an aggregate of 16,250 shares of the Company’s Common Stock and warrants for the right to acquire an additional 8,750 shares of the Company’s Common Stock to St. Cloud Capital Partners in conjunction with the amendment of a Note held by St. Cloud from $2 million to $2.5 million.  The proceeds will be used to fund working capital.

•                  Effective August 11, 2005, the Company issued an aggregate of 16,250 shares of the Company’s Common Stock and warrants for the right to acquire an aggregate of 8,750 shares of the Company’s Common Stock to various investors including the Company’s CEO in connection with the issuance of a $500,000 Bridge Note.  The proceeds will be used to fund working capital.

•                  On August 11, 2005 the Company converted the $5,000,000 Bridge Note, issued to SWT, LLC, a related party, to Convertible Preferred Stock.  The Preferred Shares are convertible at the option of the holder into the Company’s Common Stock at a fixed conversion price of $4.00.  In addition, the Company issued three year immediately exercisable warrants to purchase 204,082 an aggregate of 204,082 shares of the Company’s Common Stock at $4.90 per share.

•                  On June 24, 2005 the Company issued 50,000 restricted shares of the Company’s stock in conjunction with the acquisition certain assets of Imagiix LP.

•                  On April 28, 2005 the Company agreed to issue four year immediately exercisable warrants to purchase 100,000 shares of the Company’s Common Stock exercisable at $5.00 per share to SBI Advisors, a related party, as a placement fee for the extension of various credit agreements for an aggregate of $1 million.

•                  On September 30, 2005 the Company completed the issuance of an aggregate of $1.5 million in principal amount of 10% Convertible Debentures (the “Debentures”) and entered into a Securities Purchase Agreement (“Stock Purchase Agreement”) with Gamma Opportunity Capital Partners LP and Bushido Capital Master Fund LP.  The Debentures are immediately convertible to the Company’s Common Stock at an exercise price of $4.00.  In connection with the issuance of the Debentures, the Company issued five year immediately exercisable warrants to purchase an aggregate of 281,250 shares of the Company’s Common Stock.  Of the shares underlying the warrants, 93,750 have at an exercise price of $7.50 per share (subject to adjustment) and 187,550 have an exercise price of $6.00 per share (subject to adjustment).

Item 3. Defaults Upon Senior Securities

As of September 30, 2005, the Company was in default under the terms of the Credit Agreement with PNC with respect to the Fixed Charge Coverage Ratio covenant.  The Company is in discussions with and fully expects to receive from the Company’s lender, a waiver of non-compliance with these covenant defaults by the end of November.

As of September 30, 2005 the Company was in default of its $1.2 million 10% Bridge Notes due to Strome Hedgecap Ltd which matured September 15, 2005.  On October 3, 2005 the Company obtained additional funding through the issuance of the Debentures and retired the $1.2 million Bridge Notes.

As of October 27, 2005 the Company was in default of its $2.5 million 10% Bridge Note due to St Cloud which matured on September 15, 2005 for which the Company received an extension of the grace period allowed prior to an event of default until October 27, 2005.  On November 11, 2005 the Company amended the Note to extend by one year the date of maturity at the same terms.  During the grace period and until the date of amendment, the interest rate on the outstanding balance has increased from 10% to 15%.  In consideration for the extension, the Company issued 4 year warrants to purchase an aggregate of 75,000 shares of the Company’s Common Stock.  Of the shares underlying the warrants, 50,000 are exercisable at a priceof $6.00 per share and 25,000 are exercisable at $7.50 per share.

Item 4. Submission of Matters to a Vote of Securities Holders

On September 7, 2005 the Company’s 2004 Stock Compensation Plan was approved by written consent of the stockholders.

On September 19, 2005 the 1:10 reverse split was approved by written consent of the shareholders.

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

SMALL WORLD KIDS, INC.

Date: November 14, 2005	/s/ Debra Fine
Debra Fine Chief Executive Officer

SMALL WORLD KIDS, INC.

Date: November 14, 2005	/s/ Robert Rankin
Robert Rankin Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)