Form 10-K
period 2005-12-31
SMALL WORLD KIDS INC
filed 2006-04-03
CIK 1157564

UNITED STATES SECURITIES AND EXCHANGE
COMMISSION

Washington, DC 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

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

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.       Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.       Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period as the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained herein, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by a check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.  See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒

Indicate by check mark if the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).       Yes ☐     No ☒

The aggregate market value of the voting and non-voting common equity (the only such common  equity being Common Stock, $.001 par value) held by non-affiliates of the registrant as of the last business day of the registrants most recently completed second fiscal quarter was $2,572,000.

The number of shares outstanding of the registrant’s Common Stock, $.001 par value (being the only class of its common stock) is 5,410,575 (as of March 31, 2006).

Documents Incorporated by Reference

None.

Table of Contents

PART I
ITEM 1. Description of Business
ITEM 1A. Risk Factors
ITEM 1B. Unresolved Staff Comments
ITEM 2. Description of Property
ITEM 3. Legal Proceedings
ITEM 4. Submission of Matters to a Vote of Security Holders

PART II
ITEM 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
ITEM 6. Consolidated Selected Financial Data
ITEM 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
ITEM 8. Financial Statements and Supplemental Data
ITEM 8A. Quantitative and Qualitative Disclosures about Market Risk
ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
ITEM 9A. Controls and Procedures
ITEM 9B. Other Information

PART III
ITEM 10. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act
ITEM 11. Executive Compensation
ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
ITEM 13. Certain Relationships and Related Transactions
ITEM 14. Principal Accountant Fees and Services
ITEM 15. Exhibits and Reports on Form 8-K
SIGNATURES
Index to Consolidated Financial Statements

Part I

Forward-Looking Statements

The following discussion should be read in conjunction with the Company’s consolidated financial statements and the notes thereto appearing elsewhere in this prospectus. This annual report on Form 10-K, including the “Management’s Discussion and Analysis” section in Part II, Item 7 of this report, and other materials accompanying this annual report on Form 10-K contain forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Act of 1934, as amended.  For example, statements included in this prospectus regarding our financial position, business strategy and other plans and objectives for future operations, and assumptions and predictions about future product demand, supply, manufacturing, costs, marketing and pricing factors are all forward-looking statements. When we use words like “intend,” “anticipate,” “believe,” “estimate,” “plan,” “will” or “expect,” we are making forward-looking statements. We believe that the assumptions and expectations reflected in such forward-looking statements are reasonable, based on information available to us on the date hereof, but we cannot assure you that these assumptions and expectations will prove to have been correct or that we will take any action that we may presently be planning. However, these forward-looking statements are inherently subject to known and unknown risks and uncertainties. Actual results or experience may differ materially from those expected or anticipated in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, regulatory policies, competition from other similar businesses, and market and general economic factors.

ITEM 1.    DESCRIPTION OF BUSINESS

Small World Kids, Inc. was organized on July 28, 2001 under the name SavOn Team Sports, Inc. in the State of Utah to sell sporting goods over the Internet.  On May 20, 2004, we acquired Fine Ventures, LLC, a Nevada limited liability company, and Small World Toys, a California corporation. As a result of these acquisitions, we had a change of our management, our controlling shareholders, our financial position and our business plan. Small World Kids is now a holding company and has no significant business operations or assets other than its interest in Small World Toys. Since the acquisition of Small World Toys, the Company has been engaged in the development, manufacturing, marketing and distribution of educational and developmental toys. To more accurately reflect our operations after the acquisitions, we changed our name from SavOn Team Sports, Inc. to Small World Kids, Inc.  We also changed our place of incorporation from the state of Utah to the state of Nevada.

Small World Kids became a holding company as a result of the May 20, 2004 transactions and has no significant business operations or assets other than its interest in

Small World Toys, the accounting predecessor company.  As such, accounting guidelines dictate that the results of operations for the predecessor and successor entities be clearly segregated for financial reporting purposes.  However, for the purpose of describing and analyzing the results of operations in this section, both predecessor and successor entities have been combined.

As of December 31, 2005, Small World Kids is comprised solely of Small World Toys and as such the balances and results for each entity are one in the same.

Overview of Small World Toys

Small World Toys has been distributing toys for almost 40 years. Our Small World Toys’ proprietary product lines features toys for children ages zero to ten with a focus of promoting early learning, education, discovery and imagination. Small World Toys develops, manufactures, markets and distributes toys to promote healthy minds and bodies in infant, pre-school, early learning, imaginative play and active play categories. The company distributes products in specialty, mass, chain, education, catalog, online and international channels through sales representative firms as well as in-house sales executives.  Proprietary brands include IQ Baby®, IQ Preschool®, Ryan’s Room®, Gertie Ball®, Small World Living, Puzzibilities®, All About Baby®, Neurosmith® and Imagiix™. We also exclusively distribute product for several brands such as TOLO®, Star Electronics™, BAO, Little Tikes® and Baby Culture to the specialty toy market in the United States through our “SW Express” distribution arm. Small World Toys has had acquired licenses for our developmental toy products including the works of Eric Carle, including “The Very Hungry Caterpillar”, Garfield and Jay Jay the Jet Plane.  Small World Toys has also acquired the license of “Clifford the Big Red Dog” from Scholastic Entertainment for our Gertie Ball line of products.

Recent Developments

On October 14, 2005, The Company and its newly-formed acquisition subsidiary, Fashion Angels Enterprises, Inc., a Wisconsin corporation (“Fashion Angels”), entered into an Agreement for Purchase and Sale of Assets (the “Purchase Agreement”) with M&G Partners, LLP, a Wisconsin limited liability partnership, d/b/a The Bead Shop (“Seller”), and Mark Miller, Goldi Miller and Myra Mouloudji, the partners of Seller.  The Purchase Agreement was amended on January 5, 2006 to extend the closing date to January 16, 2006.  Seller designs and manufactures “tween” girl products, including arts and crafts, accessories, dolls and back to school products (the “Business”). Pursuant to the terms of the Purchase Agreement, Fashion Angels was to purchase all of the assets utilized in connection with the Business and was to assume certain of Seller’s liabilities associated with the Business.  On February 17, 2006, Seller sent notification to the Company that the Purchase Agreement is terminated as the closing did not occur on or before January 16, 2006.

On April 28, 2005 the Company entered into Term Credit Agreements (“Credit Agreements”) with Hong Kong League Central Credit Union and PCCW Credit Union (collectively the “Lenders”) for unsecured loans totaling $750,000 due on or before

August 31, 2005.  Interest is charged at a rate of 2% per month and is payable monthly in arrears.  On June 10, 2005 the Company entered into additional Credit Agreements with Hong Kong League Central Credit Union and HIT Credit Union for unsecured loans totaling $250,000 due on or before September 30, 2005.  Effective August 31, 2005 the maturity dates of all outstanding unsecured loans with the Lenders were extended to the earlier of the closing of a financing transaction with net proceeds of at least $20 million or March 1, 2006.  Effective February 28, 2006 the maturity dates of all outstanding unsecured loans with the Lenders were extended to the earlier of the closing of a financing transaction with net proceeds of at least $20 million or August 11, 2006.

On February 28, 2006, Small World Kids, Inc. issued a Secured Non-Convertible Revolving Note (the “Revolving Note”) with Laurus Master Fund, Ltd. (“Laurus”).  The term of the Revolving Note is two years and provides that we may borrow up to $16,500,000 subject to certain conditions.  Interest is payable monthly, in arrears at a rate per annun equal to the Prime Rate (as published in The Wall Street Journal) plus two percent (2.0%). The Revolving Note has no financial covenants and is collateralized by a security interest in substantially all of the assets of the Company and its subsidiaries, including its operating subsidiary, Small World Toys.

On February 28, 2006, Small World Kids, Inc., also issued pursuant to a security agreement (the Laurus “Security Agreement”) a $2.0 million, two year Secured Non-Convertible Term Note (the “Term Note “) with Laurus. Commencing April 1, 2006 and each succeeding month after, the Company will make principal payments of $33,333 with all the balance of the unpaid principal amount due upon the maturity date of February 28, 2008.  Interest is payable monthly, in arrears at a rate per annum equal to the Prime Rate (as published in The Wall Street Journal) plus three percent (3.0%). The Term Note has no financial covenants and is collateralized by the Laurus Security Agreement.

In consideration for the Revolving Note and the Term Note, the Company issued to Laurus a warrant (“Warrant”) to purchase 1,036,000 shares of common stock at a $0.001 per share exercise price.

On March 20, 2006, Small World Kids, Inc., a Nevada corporation (the “Company”) entered into a Purchase Order Revolving Credit Line (“PO Credit Line”) of Five Million Dollars ($5,000,000.00) with Horizon Financial Services Group USA to finance purchase orders.  The term of the PO Credit Line is eighteen (18) months and provides that we may borrow up to $5,000,000 subject to certain conditions including Horizon’s approval of the applicable vendors.  A financing fee equal to Four and One Half Percent (4.50%) of the gross amount or face value of each Horizon financing instrument will be charged for the first forty-five (45) day period or part thereof that the financing instrument remains outstanding.  An additional fee of fifty basis points (.50%) for each additional period of 15 days, or part thereof, during which the Horizon financing instrument remains outstanding will be charged.  The PO Credit Line has no financial covenants and is collateralized by a security interest, junior in position to that of our senior lender, Laurus Master Funds, Ltd, to the assets related to the PO Credit Line transactions.

On March 27, 2006, the Company appointed John Matise as Chief Operating Officer.  Mr. Matise has been on the board of directors of the Company since 2004.  The Company’s prior Chief Operating Officer, John Nelson, will continue to assist the company in a consulting capacity.

Strategic Plan

Our strategic plan is market expansion through both growth of existing product lines, and the acquisition of product lines and companies that create synergies in operations, production and distribution.

The anticipated benefits of this proposed strategy include:

•                  Enhanced channels of distribution for products through the combination of the potential target’s alternative distribution channels with our specialty retail distribution channels.

•                  Diversified product lines within high growth categories to create additional in-store placement in multiple sections of the store, which we believe will increase per store orders and a greater percentage of shelf space.

•                  Greater number of unit sales for a product that will decrease manufacturing costs, therefore increasing margins and allowing us to benefit from price breaks that vendors offer for larger quantity orders.

•                  Fuller utilization of operations as a percentage of sales, which will increase operating margins, combined operating departments.

•                  Cost improvements in production and distribution coupled with expanded and improved product lines leading to increased profitability and growth.

•                  Expansion into international markets through multi-country distributors.

We regard product line extensions, new customer relationships, and opportunities for increased cost reductions as particularly important in our analysis of a potential acquisition’s strategic value.  However, acquisitions involve uncertainties, and our attempts to identify appropriate acquisitions, and finance and complete any particular acquisition, may not be successful.  In addition, growth by acquisition involves risks that could adversely affect our results of operations, including difficulties in integrating the operations, the potential loss of key employees of acquired companies and potential increase of indebtedness to finance the acquisition.

Industry Overview

According to the NDP Group, the Toy Industry growth has returned back to its historical growth rates with 5% annual growth expected in 2005 after three years of negative growth during the periods of 2002-4.  The traditional toy market is $20 billion in the United States and $50 billion world wide.

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

•                  Increase in dual income families.

Product Overview

We develop and manufacture, market and distribute high-quality toys that we distribute through Specialty, Chain, Education, Catalog, Online and International Channels.  Our Small World Toy’s proprietary product lines features toys for children ages zero to ten with a focus of promoting, early learning, education, discovery and imagination.  Our product lines include over 800 products.  Most of our products have long life cycles (5-7 years on average) and our brands are commonly referred to in the toy industry as “evergreen” or long life cycle products that are less seasonal in nature.  We believe that evergreen brands are less subject to market fads and trends.

Small World Toys Brands

Small World Toys’ proprietary brands feature toys for children ages 0 – 10 years with a focus on early learning, discovery, imagination and active play.

Learning Brands:

IQ Baby® – Infant toys that invite exploration, encourage discovery and reward development in the critical years from birth through toddler hood.

IQ Baby® – The Softer Side – Infants toys that bring tranquility and comfort to your precious little one, while creating a relaxing learning environment with cuddly, ultra-soft toys.  A peaceful baby is a happy baby!

IQ Preschool® – Preschool toys that inspire discovery and imagination, fostering valuable developmental skills kids will use for a lifetime.

Neurosmith® – Innovative, open-ended, electronic learning toys that combine the latest child development research with fun, interactive play patterns.

Puzzibilities® – Innovative, high quality, wooden puzzles designed in four progressive levels to stimulate “piece by piece” fun learning across a range of ages and developmental skills.

Imaginative Play Brands:

Ryan’s Room® – Classic wooden play sets and accessories that allow children to imagine, create and bring to life their very own worlds.

All About Baby® – Sweet, huggable dolls to love and nurture complete with popular and imaginative accessories.

Small World Living™ – The ultimate in realistic role play toys and environments to encourage your child to play out his dreams of “what I want to be when I grow up!”

Imagiix™ - Award winning toys for infant, toddler & pre-school.

Active Play Brands:

Gertie Ball® – “The world’s most catchable ball!” – an award-winning line of balls for all ages, designed with a wide variety of unique textures, designs and features.

Active Edge® – Sports and activity toys designed to give a child a sense of mastery and empowerment and build a foundation for an active, fit lifestyle.  Encourages your child to get out and play.

Active Edge® Extreme– Sports and activity toys designed with a twist thereby allowing your child’s play to reach the next level while building a foundation for an active, healthy and fit lifestyle! Rethink the game!

Distribution

Small World Toys has been distributing its products to a broad spectrum of retail and other accounts for almost 40 years. Some of these accounts include toy specialty, chain, gift, education, catalog and e-commerce. The company has over 80 sales representatives, within 11 representative firms that sell to these accounts by geographic locations. The representative firms are managed in house.  In addition, a five member sales team handles in house accounts as well as develops new channels of distribution. The company has utilized its distribution strength to represent other, high quality companies that did not have distribution into the specialty market in the United States such as Tolo® and Star Electronics™.

SW Express is our arm that distributes high-quality products produced by partner companies, including Tolo® and Star Electronics™.  Distribution allows us to increase category presence, expand market share, limit manufacturing (tooling) risk and sell into new channels.  Currently, most of our distributed products are plastic toys produced in China.

Bright, whimsical infant and preschool toys made of quality plastic and plush, which are produced in China by British founders with a strong European market presence. Small World has distributed Tolo products in the USA for over ten years.

Star Electronics – Early Star –

Star Electronics™ - Early learning, discovery, imagination and active play electronic toys for children 0-3 years old.

International

Outside of the United States, our primary markets are Canada, Western Europe, and Asia.  Sales of our products abroad accounted for approximately $1,097,000 or 3.2 % and $670,000 or 2.3% of our net sales in 2005 and 2004, respectively.  We believe that foreign markets present an attractive opportunity, and we plan to intensify our marketing efforts and further expand our distribution channels abroad.

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

Manufacturing

We outsource the manufacturing of our proprietary products to vendors in Asia. We believe our outsourcing strategy enhances the scalability of our manufacturing efforts. We use numerous manufacturers to source components and build finished products to our specifications. During the year ended December 31, 2005, the top ten vendors accounted for 65% of the total product purchases. The top two of these vendors accounted for 11% and 9% of total purchases, respectively.  Manufacturers are selected based on their technical and production capabilities and are matched to particular products to achieve cost and quality efficiencies. We have long standing relationships with our manufacturers and have been manufacturing in Asia for more than 15 years. The majority of our products are shipped directly to our warehouse in Carson, California and are later shipped to meet the demands of our retailers and distributors.

Customers and Customer Service

Our three largest customers, TJX Companies, Costco Wholesale Corporation and Ross Stores, Inc. collectively represented 27.3% and 21.7 % of 2005 and 2004 sales, respectively. No other customer represents greater than 5% of our sales in 2005 or 2004.  Although we do not have long term contracts with any of our customers, we believe that our ability to establish and maintain long-term relationships with our customers depends, in part, on the strength of our customer support and service operations. We encourage and utilize frequent communication with and feedback from our customers and retailers to continually improve our products and service. We offer toll-free telephone support for customers who prefer to talk directly with a customer service representative. We also respond to e-mail inquiries received through our website.

Product Development

While many of our products are evergreen brands or long life cycle products, we are continually developing new products and the refreshing of existing products. We expensed approximately $1,972,000 and $1,173,000 in 2005 and 2004, respectively, on activities relating to the development and design of new products.  Our product offerings are a combination of proprietary products that we design, sourced product that we find in other countries, purchase and package in our packaging for exclusive distribution in the

United Sates specialty market and a small amount of open market product that we put through our distribution chain for retailers.

We have the capability to create and develop products from inception to finished goods.  Additionally, we use third-parties to provide a portion of the sculpting, sample making, illustration and package design required for our products.  Typically, the development process takes from nine to eighteen months from concept to production and shipment to our customers.

We have launched an electronic learning line through our 2004 acquisition of Neurosmith.

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

Distribution Arrangements

Small World Toys has the exclusive U.S. distribution to the specialty toy market for TOLO® Toys Ltd and Star Electronics™. We also provide limited marketing support for TOLO®.

Seasonality

Our business is subject to seasonal fluctuations.  In 2005 and 2004, approximately 60% and 59%, respectively of net sales were generated in the third and fourth calendar quarters.  We have traditionally introduced new product catalogs in January and in July.  Generally, the first quarter is the period of lowest shipments and sales and therefore the least profitable due to fixed costs.  Seasonality factors may cause our operating results to fluctuate from quarter to quarter.  However, we employ customer programs for retailers or “early buy” programs to lesson the seasonality.  These programs provide an opportunity for our customers to purchase our products in the first and second quarters and stock through the year by offering dating programs, where they pay in their highest sales quarters, typically in the third and fourth quarters.

Employees

At December 31, 2005, we had 59 full time employees. None of our employees are covered by a collective bargaining agreement.  We consider our relations with our employees to be good.

ITEM 1A.    RISK FACTORS

Our business faces many risks.  The risks described below may not be the only risks we face.  Additional risks that we do not yet know of, or that we currently think are material, may also impair our business operations or financial results.  If any of the events or circumstances described in the following risks actually occurs, our business, financial conditions or results of operations could suffer and the trading price of our common stock could decline.

We are have limited cash available for operations.  We may not have sufficient liquidity to continue to meet our debt obligations.

As of December 31, 2005, we had approximately $1,136,000 of unrestricted cash and availability on our line of credit.

As of December 31, 2005, we had $4.7 million in principal payments due in 2006.  We may not be able to generate sufficient cash flow from operations to meet our debt obligations.  There can be no assurance that we will be able to obtain additional financing or restructuring our debt obligations or that, if we were to be successful in obtaining additional financing or restructuring our debt obligations, it would be on favorable terms.  Failure to obtain additional financing or restructuring our debt obligations may cause us to default on these debt obligations.  In addition, under cross default provisions in the Laurus Security Agreement, defaults under our debt obligations may cause the acceleration of the repayment of the Revolving and Term Notes and affect our ability to continue as a going concern.

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

•      customers going out of business;

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

Our business and the toy industry in general experience the lowest sales rates in the first quarter and second quarters of the calendar year.  In 2005 and 2004, approximately

60% of net sales were made in the third and fourth quarters.  Seasonality factors may cause our operating results to fluctuate significantly from quarter to quarter.  In addition, our results of operations may also fluctuate as a result of the timing of new product releases.

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

We cannot assure you that we can identify strategic acquisition candidates or negotiate acceptable acquisition terms, and a failure to do so may adversely affect our results of operations and our ability to sustain growth.  Our acquisition strategy involves a number of risks, each of which could adversely affect our results, including:

•      difficulties in integrating acquired businesses or product lines

•      assimilating new facilities and personnel

•      harmonizing diverse business strategies and methods of operation;

•      diversion of management attention from operation of the existing business;

•      loss of key personnel from acquired companies; and

•      failure of an acquired business to achieve targeted financial results.

A substantial reduction in or termination of orders from any of our largest customers could adversely affect our financial condition and results of operations.

Our three largest customers, TJX Companies, COSTCO and Ross Stores, Inc. collectively represented 27.3% and 21.7 % of 2005 and 2004 sales, respectively. No other customer represents greater than 5% of our sales in 2005 or 2004. Except for outstanding purchase orders for specific products, we do not have written contracts with or commitments from any of our customers.  A substantial reduction in or termination of orders from any of our largest customers could adversely affect our business, financial condition and results of operations. In addition, pressure by large customers seeking price reductions, financial incentives, changes in other terms of sale or for us to bear the risks and the cost of carrying inventory also could adversely affect our business, financial condition and results of operations.  If one or more of our major customers were to experience difficulties in fulfilling their obligations to us, cease doing business with us, significantly reduce the amount of their purchases from us, it could have a material adverse affect our business, financial condition and results of operations. In addition, the bankruptcy or other lack of success of one or more of our significant retailers could negatively impact our revenues and bad debt expense.

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

We do not have long-term contracts with our third-party manufacturers and our operations would be impaired if we lost our current suppliers.

Our operation would be impaired if we lost current suppliers or if our current suppliers’ operations or sea or air transportation with our overseas manufacturers were disrupted or terminated even for a relatively short period of time.  During the fiscal year ended December 31, 2005, our top ten suppliers accounted for 65% of the total product purchases. The top two suppliers accounted for 11% and 9% of total purchases, respectively.  Our tools and dies are located at the facilities of our third-party manufacturers.  Although we do not purchase the raw materials used to manufacture our products, we are potentially subject to variations in the prices we pay third-party manufacturers for products, depending on what they pay for their raw materials.

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

•      political instability;

•      civil unrest and economic instability;

•      complications in complying with laws in varying jurisdictions and changes in governmental policies;

•      greater difficulty and expenses associated with recovering from natural disasters;

•      rising cost of raw material;

•      rising cost of gas;

•      testing;

•      blackouts due to energy shortages;

•      transportation delays, interruptions and strikes; and

•      the potential imposition of tariffs.

If we were prevented from obtaining our products due to medical, political, labor or other factors, our operations would be disrupted while alternative sources of products were secured.  Also, the imposition of trade sanctions by the United States against a class of products imported by us from, or the loss of “normal trade relations” status by China, could significantly increase our cost of products imported from the PRC.

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

•      restrictions that we are subject to under the credit agreement;

•      unforeseen circumstances, such as severe softness in or collapse of the retail environment that may result in a significant decline in revenues and operating results, thereby causing us to be in non-compliance with our debt covenants and thereby being unable to utilize borrowings under its revolving credit facility, a circumstance likely to occur when operating shortfalls would result in being in the greatest need of such supplementary borrowings;

•      the risk that reported goodwill may become impaired, requiring us to take a charge against the Company’s income;

Because of the limited trading and because of the possible price volatility, you may not be able to sell your shares of common stock when you desire to do so.

The trading price of our common stock is not necessarily an indicator of what the trading price of our common stock might be in the future.

Because of the limited trading market for the common stock, and because of the possible price volatility, you may not be able to sell your shares of common stock when you desire to do so.  The inability to sell your shares in a rapidly declining market may substantially increase your risk of loss because of such illiquidity and because the price for the common stock may suffer greater declines because of its price volatility.

Certain factors, some of which are beyond our control, that may cause the share price to fluctuate significantly include, but are not limited to, the following:

•      announcement by us or our competitors of significant contracts, acquisitions, strategic partnerships, joint ventures or capital commitments;

•      changes in market valuations of similar companies;

•      variations in our quarterly operating results;

•      inability to complete or integrate an acquisition;

•      additions or departures of key personnel; and

•      fluctuations in stock market price and volume.

Additionally, in recent years the stock market in general, and the Over-the-Counter Bulletin Board in particular, have experienced extreme price and volume fluctuations.  In some cases, these fluctuations are unrelated or disproportionate to the operating performance of the underlying company.  These market and industry factors may materially and adversely affect our stock price, regardless of our operating performance.

In the past, class action litigation has often been brought against companies following periods of volatility in the market price of those companies’ common stock.  If we become involved in this type of litigation in the future, it could result in substantial costs and diversion of management attention and resources, which could have a further negative effect on your investment in our stock.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.   DESCRIPTION OF PROPERTIES

Our corporate headquarters are located at 5711 Buckingham Parkway, Culver City, California 90230, where we lease approximately 28,000 square feet and sublease approximately 17,000.  This lease expires on June 30, 2006.  We also lease approximately 62,000 square feet of warehouse space in Carson, California.  This lease also expires on June 30, 2006.  We are currently in discussion to extend the terms of both leases.  We also lease 1,200 square feet of office space in China in the town of ChangAn, in the GuangDong Province.  This one year lease expires November 1, 2006.  We believe these facilities and additional or alternative space available to us will be adequate to meet our needs in the near term.

ITEM 3.   LEGAL PROCEEDINGS

On September 7, 2005, Small Play, Inc. (“Small Play”) filed an action in the United States District Court for the Southern District of New York against our subsidiary Small World Toys alleging $3 million in damages in connection with a supposed breach of an alleged oral licensing agreement. We dispute Small Play’s claims and intend to defend strenuously against these claims.  We filed a motion to dismiss that was briefed as of February 13, 2006.  The motion has not yet been decided, and no trial date has yet been set for the case.

On August 5, 2005, Gemini Partners, Inc. (“Gemini”) filed an action in the Superior Court of the State of California for the County of Los Angeles against our subsidiary Small World Toys, our Chief Executive Officer Debra Fine, and Fineline Services, LLC.  Gemini’s complaint arises out of a written consulting agreement dated as of November 10, 2003 entered into by and between Gemini and Fineline Services.   The complaint alleges causes of action for:  (1) breach of written contract; (2) breach of implied covenant of good faith and fair dealing; (3) fraud; (4) negligent misrepresentation; (5) promissory estoppel; (6) quantum merit; and (7) unfair competition.  Gemini has asked for damages in the amount of 3% of the Small World Toys transaction and fees on the St. Cloud note totaling approximately $1 million. We filed an answer to the complaint on October 11, 2005.  No trial date has yet been set. We dispute Gemini’s claims and intend to defend strenuously against these claims.

Other than the foregoing, we are not a party to any material legal proceedings and there are no material legal proceedings pending with respect to our property. We are not aware of any legal proceedings contemplated by any governmental authorities involving either us or our property. None of our directors, officers or affiliates is an adverse party in any legal proceedings involving us or our subsidiaries, or has an interest in any proceeding which is adverse to us or our subsidiaries.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITEIS

Our common stock is quoted on the OTC Bulletin Board of the National Association of Securities Dealers, Inc. (the “NASD”) under the symbol “SMWK.OB”. Our stock was not actively traded until May 20, 2004, and the following table sets forth, for the periods indicated, the high and low bid prices for the period from May 20, 2004 through December 31, 2005. These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

Fiscal Year Ending December 31, 2005	Low	High
First Quarter ended March 31, 2005	$4.20	$7.00
Second Quarter ended June 30, 2005	$4.70	$5.50
Third Quarter ended September 30, 2005	$4.70	$5.20
Fourth Quarter ended December 31, 2005	$3.10	$6.00

Fiscal Year Ending December 31, 2004	Low	High
Second Quarter Ended June 30, 2004	$2.50	$7.50
Third Quarter ended September 30, 2004	$4.60	$6.50
Fourth Quarter ended December 31, 2004	$4.60	$7.00

Holders

As of December 31, 2005, we currently have outstanding 5,410,575 shares of our common stock outstanding. As of December 31, 2005, our shares of common stock are held by approximately 60 stockholders of record. This does not include an indeterminate number of beneficial owners of securities whose shares are held in the names of various dealers and clearing agencies.

Dividends

We have never paid cash dividends on our common stock. However, in August 2005 we issued shares to SWT, LLC of 10% Class A Convertible Preferred Stock at an initial fixed conversion price of $4.00 subject to adjustment based on the terms of future financings should they occur. Dividends accrue at a rate of 10% per annum and are payable quarterly in cash or a combination of 50% cash and 50% common stock at our option. In addition, in conjunction with the issuance of the Preferred Stock, a non-cash dividend of approximately $2.2 million was recorded in relation to an in-the-money conversion feature that allows for the conversion at a price lower than fair market value on the day of issuance.

Our future dividend policy will be determined by our Board of Directors and will depend upon a number of factors, including our financial condition and performance, our cash needs and expansion plans, income tax consequences, and the restrictions that applicable laws and our credit arrangements then impose.

Securities Authorized For Issuance under Equity Compensation Plans.

The following table summarizes the securities authorized for issuance as of December 31, 2005 under our 2004 Stock Compensation Plan, the number of shares of our common stock issuable upon the exercise of outstanding options, the weighted average exercise price of such options and the number of additional shares of our common stock still authorized for issuance under such plan.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders	677,500	$3.87	702,500

Total	677,500	$3.87	702,500

ITEM 6.               CONSOLIDATED SELECTIVE FINANCIAL DATA

The following selected consolidated financial data is derived from our audited consolidated financial statements for the years ended December 31, 2005, 2004 and 2003, for the eleven months ended (short year, transition period) December 31, 2002 and the fiscal year ended January 31, 2002. The selected financial data may not be indicative of our future performance.

				Eleven Months Ended
	Years Ended December 31,			(short year)	Year Ended
				December 31,	January 31,
(Amounts in thousands, except share and per share amounts)	2005	2004 (2)	2003 (1)	2002 (1)	2002 (1)
Operating Data:
Net sales	$33,756	$29,493	$25,970	$24,344	$25,172
Gross profit	13,137	12,102	10,982	10,055	10,771
Operating expenses	17,218	13,527	10,242	9,004	10,044
Other income (expense)	(2,982)	(416)	396	831	195
Net income (loss)	(6,770)	(1,218)	740	1,052	727
Non-cash Preferred Stock dividend	(2,168)	—	—	—	—
Net loss attributable to Common Stock	(8,939)	(1,218)	740	1,052	727

Net income (loss) per share:
Basic & diluted	$(1.67)	$(.23)	$74.03	$105.15	$72.66

Weighted average shares of Common Stock outstanding:
Basic and diluted	5,363,961	5,277,986	10,000	10,000	10,000

		December 31,			January 31,
	2005	2004 (2)	2003 (1)	2002 (1)	2002 (1)
Balance Sheet Data:
Current assets	$13,253	$12,888	$10,078	$8,778	$8,301
Working capital (deficit)	(5,246)	6,704	2,864	4,203	2,862
Total assets	19,510	19,840	10,798	9,482	9,174
Current liabilities	18,499	6,184	7,214	4,575	5,439
Long-term liabilities	249	14,727	171	1,327	605
Stockholders’ equity (deficit)	762	(1,071)	3,413	3,580	3,130

(1) Reflects the predecessor entity, Small World Toys prior to the May 20, 2004 acquisition by Small World Kids, Inc.

(2) Reflects the financial position and results of operations for the predecessor entity, Small World Toys from January 1, 2004 through May 20, 2004 and the successor entity, Small World Kids, Inc. from May 21, 2004 through December 31, 2004.

ITEM 7.               MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

May 20, 2004 Transactions

Pursuant to an Exchange Agreement dated as of May 20, 2004, by and among the Company and a group of investors (“the Investors’), we issued 4,531,375 shares of its common stock, par value $0.001 per share, in exchange for all of the equity interests of Fine Ventures, LLC (“FVL”). Prior to May 20, 2004, FVL had no operating activities. As a condition to the closing of this transaction, Michael Rubin, the then-majority shareholder of the Company, sold 553,000 shares of his 618,000 shares of Small World Kids common stock for $10,000 to the Investors.

Simultaneously, pursuant to the terms of a Stock Purchase Agreement dated as of May 20, 2004, by and among Small World Kids, Debra Fine, Small World Toys, Eddy Goldwasser and Gail S. Goldwasser, Trustee of the Gail S. Goldwasser and Mark Chatinsky Family Trust (“Gail Goldwasser”; collectively with Eddy Goldwasser, (“Goldwassers”), Small World Kids acquired from the Goldwassers all of the issued and outstanding equity interests of Small World Toys (the “SWT Shares”). As consideration for the SWT Shares, Small World Kids paid an aggregate sum of $7,200,000, delivered as follows; (i) $5,000,000 in cash; and (ii) $2,200,000 in the form of a $500,000 six month promissory note, a $1,000,000 seven month promissory note, and a $700,000 two year promissory note payable in quarterly installments commencing April 2005. The $5,000,000 in cash was from the proceeds of a loan from SWT, LLC, a Delaware limited liability company whose members are some of the Investors. Pursuant to the terms of the loan agreement, Small World Kids executed a five-year note with interest payable at 10% per annum.

As a result of the May 20, 2004 transactions, we have had a change of our management, our controlling shareholders, our financial position and our business plan. Small World Kids became a holding company and has no significant business operations or assets other than our interest in Small World Toys, the accounting predecessor company. Since Small World Kids, our accounting successor, had no significant business operations or assets prior to the May 20, 2004 transactions described above, presenting comparative periods would not be meaningful. As such, the results of operations presented below for the predecessor are those of Small World Toys.

On October 14, 2005 we completed a ten for one (10:1) reverse stock split (“Reverse Split”). After the Reverse Split, there were approximately 5,400,000 shares of common stock outstanding. The Reverse Split did not reduce the number of authorized shares of common stock, alter the par value or modify any voting rights or other terms thereof. As a result of the Reverse Split, the conversion price and/or the number of shares issuable upon conversion or exercise of our outstanding derivative securities were proportionally adjusted pursuant to the respective terms thereof. We did not issue any fractional shares and any fractional shares were rounded down to the next full share.  All references to units of securities (e.g. Common Stock shares) or per share amounts are reflective of the Reverse Split for all periods reported.

Acquisitions

On June 24, 2005, the Company acquired certain assets of Imagiix LP (the “Seller”) for $150,000 in cash (excluding transaction expenses) and 50,000 restricted shares of the Company’s stock. Imagiix is a developer and marketer of infant, toddler and preschool toys sold under the Imagiix® brand name and under various licenses, including Garfield and Jay Jay the Jet Plane. The 50,000 shares of stock issued to the Seller were determined to have a value of $245,000 based on the closing price of the Company’s stock on June 24, 2005. Of the $150,000 cash purchase component, $100,000 was paid upon closing with $50,000 paid in December 2005. Additional cash consideration may be earned by the Seller based on sales by the Company of 3% of the products in the Seller’s catalogs and 5% of new products developed by the Seller and future products developed within the Jay Jay the Jet Plane and Garfield product lines. The Company also incurred approximately $34,000 in acquisition related costs which are included in the total purchase price. This transaction has been accounted for under the purchase method of accounting and was allocated to the net assets of Imagiix based on their estimated relative fair values on June 24, 2005. See the accompanying financial statements for detail of the individual components of the assets purchased.

On October 14, 2005, the Company and its newly-formed acquisition subsidiary, Fashion Angels Enterprises, Inc., a Wisconsin corporation (“Fashion Angels”), entered into an Agreement for Purchase and Sale of Assets (the “Purchase Agreement”) with M&G Partners, LLP, a Wisconsin limited liability partnership, d/b/a The Bead Shop (“Seller”), and Mark Miller, Goldi Miller and Myra Mouloudji, the partners of Seller. The Purchase Agreement was amended on January 5, 2006 to extend the closing date to January 16, 2006.  Seller designs and manufactures “tween” girl products, including arts and crafts, accessories, dolls and back to school products (the “Business”). Pursuant to the terms of the Purchase Agreement, Fashion Angels was to purchase all of the assets utilized in connection with the Business and was to assume certain of Seller’s liabilities associated with the Business. On February 17, 2006, M&G Partners, LLP sent notification to the Company that the Purchase Agreement is terminated as the closing did not occur on or before January 16, 2006.

2005 Compared to 2004

The following table provides a summary of the Company’s consolidated results of operations and the percentage of total net sales represented by the line items reflected in the Company’s consolidated statements of operations:

	Years Ended December 31,		Years Ended December 31,
	2005	2004(1)	2005	2004(1)
Net sales	$33,755,929	$29,492,888	100.0%	100.0%
Cost of sales	20,619,047	17,391,282	61.1%	59.0%
Gross profit	13,136,882	12,101,606	38.9%	41.0%

Operating expenses:
Selling, general and administrative	14,793,258	12,163,526	43.8%	41.2%
Research and development	1,972,343	1,173,365	5.9%	4.0%
Intangibles amortization	452,252	190,372	1.3%	0.6%
Total operating expenses	17,217,853	13,527,263	51.0%	45.8%

Loss from operations	(4,080,971)	(1,425,657)	(12.1)%	(4.8)%

Other income (expense):
Interest expense	(3,521,012)	(988,974)	(10.4)%	(3.3)%
Warrant valuation adjustment	291,113	(114,916)	.9%	(0.4)%
Other	247,870	458,173.7%		2.3%
Total other income (expense)	(2,982,029)	(415,885)	(8.8)%	(1.4)%

Loss before income taxes	(7,063,000)	(1,841,542)	(20.9)%	(6.2)%

Provision (benefit from) for income taxes	(292,419)	(623,695)	(.9)%	(2.1)%

Net loss	$(6,770,581)	$(1,217,847)	(20.0)%	(4.1)%

(1) Reflects the financial position and results of operations for the predecessor entity, Small World Toys from January 1, 2004 through May 20, 2004 and the successor entity, Small World Kids, Inc. from May 21, 2004 through December 31, 2004.

Net sales

Net sales for the year ended December 31, 2005 increased $4,263,000 or 14.5 % to $33,756,000 from $29,493,000 for the year ended December 31, 2004. The revenue increase is mainly attributable to the expansion of the Company’s product lines including brands such as Active Edge®, Small World Living™, IQ Baby®, IQ Preschool®, Gertie Balls®, and the All about Baby products. The introduction of the Neurosmith product line in the second quarter resulted in 2005 sales of approximately $1,200,000. Sales to new 2005 mass retailers, Costco Wholesale Corporation and Target Corporation resulted in an increase of $4,200,000 in 2005. Small World Express™, the Company’s distribution arm experienced over a 45% increase for the year ended December 31, 2005 over the comparable prior year period. Somewhat offsetting these increases were decreased shipments relating to the following core brands; Puzzibilities®, Ryan’s Room® and Tolo® products and the following item classes; Imaginative Play, Tub Tints, Preschool and Vehicles.

Gross Profit

Gross profit for the year ended December 31, 2005 increased $1,035,000 or 8.6% to $13,137,000 from $12,102,000 for the year ended December 31, 2004. Gross profit margin of 38.9% declined for the year ended December 31, 2005 as compared to 41.0% for the year ended December 31, 2004. The decrease in gross margin primarily resulted from a greater mix of sales to national chains and mass retailers of 33.7% of net sales for the year ended December 31, 2005, as compared to 25.5% of net sales for the year ended December 31, 2004. Sales to national chains and mass retailers typically have lower gross margins than sales to the specialty stores, but do not incur freight out or warehousing expenses and have lower commissions. In addition, there was an increase in promotional rebates and royalties for the year ended December 31, 2005 as compared to the same period of the prior year.

Operating Expenses

Operating expenses for the year ended December 31, 2005 increased approximately $3,691,000 or 27.3% and as a percentage of sales increased to 51.0% from 45.8% for the year ended December 31, 2004.

The increase in operating expenses was partly related to an increase in research and development costs of $799,000 or 68.1% incurred in the development of new products for the year ended December 31, 2005 as compared to the year ended December 31, 2004.

Selling, general and administrative expenses for the year ended December 31, 2005 increased $2,630,000 or 21.6% to $14,793,000 from $12,163,000 for the year ended December 31, 2004. Increased selling, shipping and handling expenses for the year ended December 31, 2005 of $351,000 or 5.6% over the prior year was driven by the 14.5% increase in sales in 2005 over 2004. Also, legal, auditing, insurance and investor relations expenses, driven primarily by the costs of being a public company, increased by $686,000 for the year ended December 31, 2005 as compared to the prior year. These costs were incurred for a full year in 2005 as compared to only seven months during 2004 as we became a public entity in late May 2004. Also contributing to the increase was an increase in marketing and branding expenses by approximately $291,000 for the year ended December 31, 2005 as compared to the prior year as we have introduced the following new brands since the acquisition of Small World Toys in May 2004; Small World Living™, Active Edge®, Active Edge Extreme®, IQ Baby The Softer Side®, Neurosmith® and Imagiix™. The write off of $348,000 of barter credits also contributed to the increase (Note 2 of the accompanying financial statements). Due to the amendments to our Credit Facility with PNC (Note 5 of the accompanying financial statements), our bank charges increased by $269,000 for the year ended December 31, 2005 as compared to the prior year. In addition, the Company incurred non-cash consulting expenses for the ended December 31, 2005 in the amount of $535,000 attributable to the issuance of 300,000 stock options granted to consultants for services valued by using the Black-Scholes option-pricing model. Only 16,000 of the options issued to the consultants were exercised, the balance expired or were terminated. The balance of the increase or $150,000 was attributable to increased travel and airfare expenses relating to the acquisition and fund raising activities in 2005 over prior year activities.

The Company also incurred additional costs of $262,000 for the year ended December 31, 2005 related to the amortization of intangible assets acquired in the purchase of Small World Toys, the Neurosmith product line and Imagiix as opposed to the previous year.

Other Income and Expense

Interest expense for the year ended December 31, 2005 increased $2,532,000 or 256.0% to $3,521,000 from $989,000 for the year ended December 31, 2004. The increase is partly due to the increase of $1,310,000 in non-cash interest expense resulting from the amortization of debt discounts that occurred for the year ended December 31, 2005 over the prior year. The balance of the increase resulted from the increase in the outstanding balances of the Company’s notes payable and the revolving credit line (Note 5 of the accompanying financial statements). Cash interest paid for the year ended December 31, 2005 increased by $999,000 over the prior fiscal year primarily due to the increased debt obligations.

The agreements with the $1.5 million 10% Convertible Debentures note holders obligated us to file a registration statement to register the warrant shares and the common shares underlying the conversion. Accordingly, pursuant to EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock”, the relative net value of the warrants at the date of issuance of $1,077,000 was recorded as a warrant liability on the balance sheet. Any change in fair value from the date of issuance to the date the underlying shares are registered will be included in other (expense) income. The change in fair market value (“FMV”) of the warrant liability is a non-cash charge determined by the difference in FMV from period to period. The Company calculates the FMV of the warrants outstanding using the Black-Scholes model. The decrease in the fair value of the warrant liability associated with the 10% Convertible Debentures from the date of issuance to December 31, 2005 was $388,000.

Also due to fluctuations in the Company’s stock price, the Company also experienced a $97,000 increase in the FMV of the warrant liability associated with the St. Cloud Capital Partners LP Bridge Notes. As a result of the July 20, 2005 amendment to the notes held by St Cloud Capital Partners LP, the FMV of the warrant liability has been reclassified to equity (Note 5 of the accompanying financial statements).

Lower commission income accounted for the $207,000 decrease in Other.

Provision for Income Tax

Income tax benefit for the year ended December 31, 2005 was $292,000, due to the benefit realized in recognizing for losses on which a valuation allowance has not been recorded.

2004 Compared to 2003

The following table provides a summary of the Company’s consolidated results of operations and the percentage of total net sales represented by the line items reflected in the Company’s consolidated statements of operations:

	Years Ended December 31,		Years Ended December 31,
	2004(1)	2003(2)	2004(1)	2003(2)
Net sales	$29,492,888	$25,970,397	100.0%	100.0%
Cost of sales	17,391,282	14,988,070	59.0%	57.7%
Gross profit	12,101,606	10,982,327	41.0%	42.3%

Operating expenses:
Selling, general and administrative	12,163,526	9,606,118	41.2%	37.0%
Research and development	1,173,365	1,032,174	4.0%	4.0%
Intangibles amortization	190,372	—	.6%	—
Total operating expenses	13,527,263	10,638,292	45.8%	41.0%

Income (Loss) from operations	(1,425,657)	344,035	(4.8)%	1.3%

Other income (expense):
Interest expense	(988,974)	(301,434)	(3.3)%	(1.1)%
Warrant valuation adjustment	114,916	—	(0.4)%	—
Other	458,173	697,710	2.3%	2.7%
Total other income (expense)	(415,885)	396,276	(1.4)%	1.6%

Income (Loss) before income taxes	(1,841,542)	740,311	(6.2)%	2.9%

Provision (benefit from) for income taxes	(623,695)	—	(2.1)%	—%

Net loss	$(1,217,847)	$740,311	(4.1)%	2.9%

(1) Reflects the financial position and results of operations for the predecessor entity, Small World Toys from January 1, 2004 through May 20, 2004 and the successor entity, Small World Kids, Inc. from May 21, 2004 through December 31, 2004.

(2) Reflects the predecessor entity, Small World Toys prior to the May 20, 2004 acquisition by Small World Kids, Inc.

Net Sales

Net sales for the year ended December 31, 2004 increased $3,523,000 or 13.6 % to $29,493,000 from $25,970,000 for the year ended December 31, 2003. Revenues were positively impacted by increased shipments of products related to certain core brands, such as Ryan’s Room®, Small World Kids (product line), Tolo®, IQ Preschool®, Gertie Balls® and All About Baby® contributing a 34.4% increase over their respective sales for the year ended December 31, 2004 versus the comparable prior year period. Offsetting this increase were decreased shipments of products relating to Café Play®, IQ Baby®, Puzzibilities® and products relating to the following item classes; Arts and Crafts, Science and Nature, and Vehicles.

Net revenue for the nine months ended September 30, 2005 increased approximately $3.2 million or 16.1% from the same periods one year ago. The revenue increase is mainly attributable to the expansion of the Company’s product lines including brands such as Active Edge®, IQ Baby®, Small World Living™, Gertie Balls®, Tolo® and the All about Baby products. The introduction of the Neurosmith product line in the Second Quarter resulted in year to date sales of approximately $645,000. SW Express™, our distribution arm experienced over a 60% increase for both the quarter and the nine months ended September 30, 2005 over the comparable prior year periods. Offsetting these increases were decreased shipments relating to certain core brands, such as

Puzzibilities® and Ryan’s Room® products relating to the following item classes; Imaginative Play, Tub Tints, Preschool and Vehicles.

Gross Profit

Gross profit for the year ended December 31, 2004 increased $1,120,000 or 10.2% to $12,102,000 from $10,982,000 for the year ended December 31, 2003. Gross profit margin of 41.0% declined for the year ended December 31, 2004 as compared to 42.3% for the year ended December 31, 2003. The decrease in gross margin resulted from a greater mix of sales to national chains of 24.6% of net sales for the year ended December 31, 2004 versus the 21.2% of net sales for the year ended December 31, 2003. Sales to national chains have lower gross margins than to the specialty stores, but do not incur commissions, freight out or warehousing expenses.

Operating Expenses

Operating expenses increased $2,889,000 or 27.2% to $13,527,000 for the year ended December 31, 2004 from $10,638,000 for the year ended December 31, 2003. Operating expenses as a percent of net sales increased to 45.9% for the year ended December 31, 2004 from 41.0% for the year ended December 31, 2003. Operations and selling expenses increased by $1,132,000 in support of the increased sales volume as net sales increased by 13.6% in 2004 over 2003 and as we strengthened our branding and packaging efforts. Research and development increased by $141,000 as we also strengthened our development efforts. General and administrative expenses also increased $1,250,000 for the year ended December 31, 2004 as compared to the prior year period principally as a result of the cost of becoming a public company including increased legal, auditing, insurance and investor relation expenses. Amortization of intangibles was $190,000 for the year ended December 31, 2004.

Other Income and Expense

Other income includes sublease rental income and commission income and decreased $129,000 to $569,000 for the year ended December 31, 2004 from $698,000 for the year ended December 31, 2003. The agreements with St. Cloud and Strome obligated us to include the warrant shares and note shares and the common shares issued with those agreements with a registration statement filed in connection with the Put Agreements (Note 5 of the accompanying financial statements). Accordingly, pursuant to EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock”, the relative net value of the warrants at the date of issuance of $851,000 was recorded as a warrant liability on the balance sheet. The change in fair value of the warrant liability from the date of issuance to December 31, 2004 was $115,000. Lower commission income accounted for the balance of the change.

Interest expense increased $688,000 to $989,000 for the year ended December 31, 2004 from the year ended December 31, 2003 due principally to the $5 million Note that was entered into in May 2004 with SWT, LLC (Note 5 of the accompanying financial statements) and the $3.2 million Notes payable, bridge that was entered into in September 2004 with St. Cloud and Strome (Note 5 of the accompanying financial statements). Cash interest paid for the year ended December 31, 2004 increased by $210,000 over the prior fiscal year primarily due to the $5 million Note.

Provision for Income Tax

Income tax benefit for the year ended December 31, 2004 was $624,000 due to the decrease in the deferred tax liability. Small World Toys (predecessor) was a Subchapter S corporation.

Liquidity and Capital Resources

Cash has historically been generated from operations. Operations and liquidity needs are funded primarily through cash flows from operations, as the well as utilizing, when needed, borrowings under the Company’s secured credit facilities and short term notes. Working capital needs generally reach peak levels from August through November of each year. To gain shelf space and address the seasonality of the toy industry, the Company offers early buy programs that are volume related with extended payment terms. The Company’s historical revenue pattern is one in which the second half of the year is more significant to the Company’s overall business than the first half and, within the second half of the year, the fourth quarter is the most prominent. The trend of retailers over the past few years has been to make a higher percentage of their purchases of toy and game products within or close to the fourth quarter holiday consumer buying season, which includes Christmas. The Company expects that this trend will continue. As such, historically, the majority of cash collections for Small World Toys occur late in the fourth quarter as the extended payment terms become due from the Company’s early buy programs. As receivables are collected, the proceeds are used to repay borrowings under the Company’s Revolving Note.

We have incurred significant losses since our purchase of Small World Toys in May 2004. As of December 31, 2005, our accumulated deficit was $10,022,000. As of December 31, 2005, we have $4,700,000 in principal payments due in 2006. We may not be able to generate sufficient cash flow from operations to meet our debt obligations. There can be no assurance that we will be able to obtain additional financing or restructuring our debt obligations or that, if we were to be successful in obtaining additional financing or restructuring our debt obligations, it would be on favorable terms. Failure to obtain additional financing or restructuring our debt obligations may cause us to default on these debt obligations. In addition, under cross default provisions in the Laurus Security Agreement, defaults under our debt obligations may cause the acceleration of the repayment of the Revolving and Term Notes. This raises substantial doubt about the Company’s ability to continue as a going concern for a reasonable period of time. Management intends to take the following actions (i) reducing operating expenses, (ii) seeking to obtain new equity and (iii) restructuring the debt obligations.

Additionally, the Company may need additional financing to fund the Company’s acquisition strategy, the amount of which will depend on the price and structure of potential acquisitions.

On February 28, 2006, Small World Kids, Inc. issued a Secured Non-Convertible Revolving Note (the “Revolving Note”) with Laurus Master Fund, Ltd. (“Laurus”).  The term of the Revolving Note is two years and provides that we may borrow up to $16,500,000 subject to certain conditions.  Interest is payable monthly, in arrears at a rate per annun equal to the Prime Rate (as published in The Wall Street Journal) plus two percent (2.0%). The Revolving Note has no financial covenants and is collateralized by a security interest in substantially all of the assets of the Company and its subsidiaries, including its operating subsidiary, Small World Toys.

On February 28, 2006, Small World Kids, Inc., also issued pursuant to a security agreement (the Laurus “Security Agreement”) a $2.0 million, two year Secured Non-Convertible Term Note (the “Term Note “) with Laurus. Commencing April 1, 2006 and each succeeding month after, the Company will make principal payments of $33,333 with all the balance of the unpaid principal amount due upon the maturity date of February 28, 2008.  Interest is payable monthly, in arrears at a rate per annum equal to the Prime Rate (as published in The Wall Street Journal) plus three percent (3.0%). The Term Note has no financial covenants and is collateralized by the Laurus Security Agreement.

On March 20, 2006, The Company entered into a Purchase Order Revolving Credit Line (“PO Credit Line”) of Five Million Dollars ($5,000,000) with Horizon Financial Services Group USA to provide financing for the acquisition of product from our overseas vendors. The term of the PO Credit Line is eighteen (18) months and provides that we may borrow up to $5,000,000 subject to certain conditions including Horizon’s approval of the applicable vendors.  A financing fee equal to Four and One Half Percent (4.50%) of the gross amount or face value of each Horizon financing instrument will be charged for the first forty-five (45) day period or part thereof that the financing instrument remains outstanding. An additional fee of fifty basis points (.50%) for each additional period of 15 days, or part thereof, during which the Horizon financing instrument remains outstanding will be charged. The PO Credit Line has no financial covenants and is collateralized by a security interest, junior in position to that of our senior lender, Laurus Master Fund, Ltd, to the assets related to the PO Credit Line transactions.

As of December 31, 2005, we had approximately $524,000 of cash and unrestricted cash which compares to $1,785,000 at December 31, 2004 and $24,000 at December 31, 2003. Also, as of December 31, 2005, we had approximately $612,000 of availability on our line of credit which compares to $1,807,000 as of December 31, 2004.

In the year ended December 31, 2005, the Company used cash for operating activities of $2,760,000 as compared to $3,517,000 for the year ended December 31, 2004. Inclusive of this decrease were the following: (i) a slight increase in accounts receivable of 136,000 attributable to the 10% increase in revenues in the fourth quarter of 2005 as compared to the fourth quarter of 2004 offset by improved collections as our days sales outstanding improved; (ii) an increase in inventory of $2,058,000 in the year ended December 31, 2005 driven by the increase in sales in 2005 and in support of a mass retailer’s first quarter 2006 program; and (iii) offset by an increase in accounts payable of $1,882,000 related to the increase in inventory over 2004.

For the year ended December 31, 2004, the Company used cash from operating activities of $3,517,000 as compared to the year ended December 31, 2003, where cash from operating activities generated $804,000. For the year ended December 31, 2004, accounts receivable increased $2,282,000 driven partially by the increase of net sales of $1,293,000 in the fourth quarter ended December 31, 2004 as compared to the fourth quarter of 2003. This compares to the year ended December 31, 2003 where accounts receivables increased by $263,000. Somewhat offsetting this increase in receivables was the decrease in inventory of $1,800,000 for the year ended December 31, 2004 again partly driven by the increase in sales for the fourth quarter ended December 31, 2004. This compares to year ended December 31, 2003 where inventories increased by $1,172,000. Accounts payable decreased by $1,039,000 for the year ended December 31, 2004. This compares to year ended December 31, 2003 where accounts payable increased by $1,152,000.

Since the Company outsources manufacturing of products to Asia, the Company has historically low requirements for additions to property and equipment. For the year ended December 31, 2005, the Company spent approximately $214,000 in additions to capital equipment as compared to $185,000 and $132,000 for the years ended December 31, 2004 and 2003, respectively.

In the second quarter of 2005, the Company acquired certain assets of Imagiix LP for $150,000 in cash (excluding transaction expenses) and 50,000 shares of restricted stock. Of the $150,000 cash purchase component, $100,000 was paid upon closing and $50,000 paid in December 2005.

The Company completed the following transactions in 2005 to secure additional funds for working capital:

•                  On April 28, 2005 the Company entered into Term Credit Agreements (“Credit Agreements”) with Hong Kong League Central Credit Union and PCCW Credit Union (collectively the “Lenders”) for unsecured loans totaling $750,000 due on or before August 31, 2005. Interest is charged at a rate of 2% per month and is payable monthly in arrears. On June 10, 2005 the Company entered into additional Credit Agreements with Hong Kong League Central Credit Union and HIT Credit Union for unsecured loans totaling $250,000 due on or before September 30, 2005. Effective August 31, 2005 the maturity dates of all outstanding unsecured loans with the Lenders were extended to the earlier of the closing of a financing transaction with net proceeds of at least $20 million or March 1, 2006. Effective February 28, 2006 the maturity dates of all outstanding unsecured loans with the Lenders were extended to the earlier of the closing of a financing transaction with net proceeds of at least $20 million or August 11, 2006.

•                  On July 20, 2005 the Company amended the $2.0 million 10% Bridge Note due to St Cloud Capital Partners LP (“St Cloud”) pursuant to which St. Cloud agreed to advance to the Company an additional $500,000 for an aggregate loan of $2.5 million at an interest rate of 10% per annum payable monthly in arrears. The aggregate loan is secured by certain Company assets including Receivables, Inventory, Equipment and other assets.

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

•                  As a result of the conversion of the July 20, 2005 amended agreement with St. Cloud, the issuance of $500,000 in Notes on August 11, 2005 and the $5 million Bridge Note discussed above, the stock purchase agreement (“Put Agreements”) entered into by the Company in 2004 with each of Wire Mill Partners III LLC, LLC and Pewter Hill Partners LLC (“Purchasers”) that obligated each of them to purchase, upon the Company’s election, up to 1,010,000 shares of the Company’s Common Stock for an aggregate purchase price of $6.3 million (representing a total commitment of $12.6 million) have been automatically terminated.

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

•                  On October 3, 2005 the Company used the proceeds obtained through the issuance of the Debentures and retired the $1.2 million 10% Bridge Notes due to Strome Hedgecap Ltd.

•                  On November 11, 2005, the Company entered into a Second Amendment to the Agreement with St. Cloud pursuant to which the Company issued to St. Cloud a new promissory note (the “Replacement Note”) replacing the existing note to St. Cloud in the principal amount of $2,500,000 (the “Loan Amount”).  Under the Replacement Note, the maturity date of the Loan Amount was extended to

September 15, 2006.  The Replacement Note is convertible into shares of the Common Stock of the Company at $4.00 per share (subject to adjustment) or, as to up to 50% of the Loan Amount, into securities issued by the Company in a financing with gross proceeds of at least $12,500,000.

All securities issuances were made pursuant to an exemption from the registration requirements of the Securities Act of 1933, as amended, pursuant to Regulation D promulgated thereunder.

Contractual Obligations and Off-Balance Sheet Arrangements

As part of the purchase for SWT Shares on May 20, 2004, the Company entered into a contingent earnout with the former shareholder of Small World Toys. The Company agreed to a two year promissory note, payable in quarterly installments commencing April 2005 with a minimum payment of $700,000 and a maximum payment of $1,500,000, if certain sales targets are achieved in 2005 and 2006. In 2005, the seller earned $673,000 based on the Company obtaining $33.7 million in net sales of which $350,000 was paid in quarterly installments in 2005 and the balance due in 2006 to be paid on a $60,000 per month payment schedule commencing on April 2006. The 2006 earnout is based on 2% of 2006 net sales up to a maximum of $800,000. Of the 2006 earnout, a minimum quarterly payment of $87,500 will be paid with the balance earned due January 2007.

The following tables summarize our total contractual cash obligations by year:

Payments due by period (000’s)	Total	2006	2007	2008	After 2008
Notes payables (1)	$6,175	$4,587	$88	$1,500	$—
Employment and consulting agreements	670	543	127	—	—
Operating leases	346	346	—	—	—

Total contractual cash obligations	$15,307	$13,591	$215	$1,500	$—

(1) Prior to debt issuance costs, see Footnote 5

The Company has no other off-balance sheet arrangements as defined by Regulation S-K that have or are reasonably likely to have a current or future effect on the Company’s financial condition, revenues or expense or liquidity.

Critical Accounting Policies and Significant Estimates

Management’s discussion and analysis of our financial condition and results of operations are based upon the consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States.  The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities.  On an on-going basis, management evaluates estimates, including those related to the valuation of inventory and the allowance for uncollectible accounts receivable. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.  Actual results may differ from these estimates under different assumptions or conditions. A summary of the significant accounting policies can be found in Note 2 of the Notes to Consolidated Financial Statements. The significant accounting policies which management believes are the most critical to aid in fully understanding and evaluating our reported financial results include revenue recognition, inventory and long lived assets.

Revenue Recognition

We recognize revenue when all four revenue recognition criteria have been met: persuasive evidence of an arrangement exists, the product has been delivered or the service has been rendered, the price is fixed or determinable and collection is probable. We recognize revenue from product sales upon when all of the foregoing conditions are met which in general is at the time of shipment where the risk of loss and title has passed to the customer. However, for certain shipments such as direct shipments from our vendors to our customers or where we use consolidators to deliver our products (usually export shipments) revenue is recognized in accordance with the sales terms specified by the respective sales agreements.

Sales allowances for customer promotions, discounts and returns are recorded as a reduction of revenue when the related revenue is recognized. We routinely commit to promotional sales allowance programs with our customers. These allowances primarily relate to fixed programs, which the customer earns based on purchases of our products during the year. Discounts are recorded as a reduction of related revenue at the time of sale. Sales to customers are generally not subject to any price protection or return rights.

We offer extended terms to some of our customers in the first three quarters of the year by way of sales promotions whereby payment will not become due until the fourth quarter if a specified purchase threshold has been met. This promotion allows us to capture additional shelf space and to capture more of the annual budgets of our retail customers. The result of this promotion gives rise to a significant increase in accounts receivable through the fourth quarter until substantially all accounts become due and are collected. Based upon historically low rates of return and collection of substantially all of these extended term accounts, we have determined that revenue is appropriately recognized in accordance with its normal procedures described above.

Inventory

Inventory is valued at the lower of average cost or market. Inventory costs consist of the purchases of finished goods from our vendors and the associated costs necessary to obtain those inventories. As necessary, we write down inventory to its estimated market value based on assumptions about future demand and market conditions. Failure to accurately predict and respond to consumer demand could result in the under production of popular items or overproduction of less popular items which may require additional inventory write-downs which could materially affect our future results of operations.

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

The total purchase price of our acquisitions are allocated to the fair value of the assets acquired and liabilities assumed in accordance with the provisions of Statements of Financial Accounting Standards (“SFAS”) No. 141, Business Combinations and No. 142, Goodwill and Other Intangible Assets. In accordance with Statement of Financial Accounting Standards No. 141, the estimated the fair value of the assets acquired for purpose of allocating the purchase price.

At December 31, 2005, we had a net amount of $5.7 million of goodwill and purchased intangible assets on our Consolidated Balance Sheet.  As no impairment indicators were present during fiscal 2005, we believe this value remains recoverable based on the discounted estimated future cash flows of the associated products and technologies.

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

The pro forma effects on net income and earnings per share as if we had applied the fair value recognition provisions of original SFAS 123 on stock compensation awards (rather than applying the intrinsic value measurement provisions of APB 25) are in the Notes to Consolidated Financial Statements (see Note 2).  Although the pro forma effects of applying original SFAS 123 may be indicative of the effects of adopting SFAS 123R, the provisions of these two statements differ in some important respects.  The actual effects of adopting SFAS 123R will be dependent on numerous factors including, but not limited to, the valuation model chosen by to value stock-based awards; the assumed award forfeiture rate; the accounting policies adopted concerning the method of recognizing the fair value of awards over the requisite service period; and the transition method chosen for adopting SFAS 123R.  Adoption of this accounting standard will have a material adverse impact on our consolidated financial statements.  This statement will be effective for our first quarter ending March 31, 2006.

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments” (“SFAS 155”), which amends SFAS No. 133, “Accounting for Derivatives Instruments and Hedging Activities” (“SFAS 133”) and SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities” (“SFAS 140”). SFAS 155 amends SFAS 133 to narrow the scope exception for interest-only and principal-only strips on debt instruments to include only such strips representing rights to receive a specified portion of the contractual interest or principle cash flows. SFAS 155 also amends SFAS 140 to allow qualifying special-purpose entities to hold a passive derivative financial instrument pertaining to beneficial interests that itself is a derivative instrument. The Company is currently evaluating the impact this new Standard, but believes that it will not have a material impact on the Company’s financial position, results of operations or cash flows. We will adopt SFAS 155 on January 1, 2007.

In May 2005, the FASB issued Statement No. 154, “Accounting Changes and Error Corrections—a replacement of APB Opinion No. 20 and FASB Statement No. 3” (“SFAS No. 154”). This Statement replaces APB Opinion No. 20, “Accounting Changes” and FASB Statement No. 3, “Reporting Accounting Changes in Interim Financial Statements,” and changes the requirements for the accounting for and reporting of a change in accounting principle. SFAS No. 154 applies to all voluntary changes in an accounting principle and to any changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. SFAS No. 154 requires that all voluntary changes in accounting principles are retrospectively applied to prior financial statements as if that principle had always been used, unless it is impracticable to do so. SFAS No. 154 is effective for accounting changes and error corrections occurring in fiscal years beginning after December 15, 2005. The adoption of this standard, beginning in fiscal year 2006, is not expected to have any material effect on our operating results or financial condition.

In December  2004,  the FASB issued Statement  153,” Exchanges of Nonmonetary Assets - An Amendment of APB Opinion No. 29 “ (SFAS 153). The standard  is based on the principle that  exchanges of nonmonetary  assets should be measured based on the fair  value of the assets  exchanged  and  eliminates  the  exception  under APB Opinion No. 29 for an exchange of similar productive assets and replaces it with an exception for  exchanges of  nonmonetary  assets that do not have  commercial substance. The standard is effective for nonmonetary exchanges  occurring in fiscal periods  beginning  after June 15, 2005. The adoption of SFAS 153 did not have a material impact on the Company’s  financial  position or results of operations.

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs”, an amendment of Accounting Research Bulletin No. 43, Chapter 4.  This Statement is the result of a broader effort by the FASB working with the International Accounting Standards Board to reduce differences between U.S. and international accounting standards. SFAS No. 151 eliminates the “so abnormal” criterion in ARB No. 43 and companies will no longer be permitted to capitalize inventory costs on their balance sheets when the production defect rate varies significantly from the expected rate.  It also makes clear that fixed overhead should be allocated based on “normal capacity.” SFAS No. 151 is effective for inventory costs incurred during fiscal years beginning after September 15, 2005. We will adopt this standard in the first quarter of 2006 but does not believe that it will have a material effect on the results of operations or consolidated financial position.

On September 28, 2005, the FASB ratified the following consensus reached in EITF Issue 05-8 (“Income Tax Consequences of Issuing Convertible Debt with a Beneficial Conversion Feature”): a) The issuance of convertible debt with a beneficial conversion feature results in a basis difference in applying SFAS No. 109, Accounting for Income Taxes. Recognition of such a feature effectively creates a debt instrument and a separate equity instrument for book purposes, whereas the convertible debt is treated entirely as a debt instrument for income tax purposes. b) The resulting basis difference should be deemed a temporary difference because it will result in a taxable amount when the recorded amount of the liability is recovered or settled. c) Recognition of deferred taxes for the temporary difference should be reported as an adjustment to additional paid-in capital. This consensus is effective in the first interim or annual reporting period commencing after December 15, 2005, with early application permitted. The effect of applying the consensus should be accounted for retroactively to all debt instruments containing a beneficial conversion feature that are subject to EITF Issue 00-27 , “Application of Issue No. 98-5 to Certain Convertible Debt Instruments” (and thus is applicable to debt instruments converted or extinguished in prior periods but which are still presented in the financial statements). Management is evaluating the impact of this pronouncement on the Company’s financial statements

In September 2005, the FASB approved EITF Issue 05-7, “Accounting for Modifications to Conversion Options Embedded in Debt Securities and Related Issues” (“EITF 05–7”). EITF 05–7 addresses that the changes in the fair value of an embedded conversion option upon modification should be included in the analysis under EITF Issue 96–19, “Debtor’s Accounting for a Modification or Exchange of Debt Instruments,” to determine whether a modification or extinguishment has occurred and that changes to the fair value of a conversion option affects the interest expense on the associated debt instrument following a modification. Therefore, the change in fair value of the conversion option should be recognized upon the modification as a discount or premium associated with the debt, and an increase or decrease in additional paid-in capital. EITF 05–7 is effective for all debt modifications in annual or interim periods beginning after December 15, 2005. The adoption of EITF 05–7 is not expected to have significant impact, if any, on the Company’s financial position and results of operations.

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

In June 2005, the FASB ratified EITF Issue No. 05-2, “The Meaning of ‘Conventional Convertible Debt Instrument’ in EITF Issue No. 00-19, ‘Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in a Company’s Own Stock” (“EITF No. 05-2”), which addresses when a convertible debt instrument should be considered ‘conventional’ for the purpose of applying the guidance in EITF No. 00-19.

EITF No. 05-2 also retained the exemption under EITF No. 00-19 for conventional convertible debt instruments and indicated that convertible preferred stock having a mandatory redemption date may qualify for the exemption provided under EITF No. 00-19 for conventional convertible debt if the instrument’s economic characteristics are more similar to debt than equity. EITF No. 05-2 is effective for new instruments entered into and instruments modified in periods beginning after June 29, 2005. The Company has applied the requirements of EITF No. 05-2 to new instruments entered into and instruments modified in periods beginning after June 29, 2005. The Company does not expect its financial statements to be significantly impacted by this statement.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

Our audited Consolidated Financial Statements, including the notes thereto, appear beginning on page F-2 of this report.

ITEM 8A.      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our principal financial instrument is our Secured Non-Convertible Revolving Note and Secured Non-Convertible Term Note with Laurus Master Funds, Ltd. (“Laurus”) which provides for an interest rate of Prime Rate (as published in The Wall Street Journal) plus two percent (2.0%) for the Revolving Note and Prime Rate (as published in The Wall Street Journal) plus three percent (3.0%) for the Term Note. We are affected by market risk exposure primarily through the effect of changes in the Prime Rate on our interest rates on our obligations under the Revolving and Term Notes. At February 28, 2006, an aggregate principal amount of $6,768,000 was outstanding under the Revolving and Term Notes. If the principal amounts outstanding remained at this level for an entire  year and the prime rate increased or decreased, respectively, by 0.5%, we would pay or save, respectively, an additional $34,000 in interest in that year.

We are also exposed to risk from a change in interest rates to the extent we are required to refinance existing fixed rate indebtedness at rates higher than those prevailing at the time the existing indebtedness was incurred. We have $4.7 million in fixed rate indebtedness due in 2006. If we would refinance all this debt, a hypothetical change in the interest rates of .5% would increase our interest expense on these indebtedness by an approximately $24,000 per year.

Our business outside the United States is conducted in United States Dollars. Although we purchase and sell products and services in United States Dollars and do not engage in exchange swaps, futures or options contracts or other hedging techniques, fluctuations in currency exchange rates could reduce demand for products sold in United States dollars. We cannot predict the effect that future exchange rate fluctuations will have on our operating results. We may in the future engage in currency hedging transactions, which could result in our incurring significant additional losses.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCOSURES

None.

ITEM 9A. CONTROLS AND PROCEDURES

As a result of the May 20, 2004 transactions, the internal control structure in place for Small World Toys, Inc. has succeeded to Small World Kids, Inc. Since the acquisition of Small World Toys, the Company’s system of internal controls has evolved consistent with the development of the business.

(a) Evaluation of disclosure controls and procedures: As of December 31, 2005, the end of the period covered by this report, the Company’s chief executive and the Company’s chief financial officer reviewed and evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15 and Rule 15d-15(e)), which are designed to ensure that material information the Company must disclose in the Company’s report filed or submitted under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized, and reported on a timely basis, and have concluded, based on that evaluation, that as of such date, the disclosure controls and procedures the were effective to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is accumulated and communicated to the Company’s chief executive officer and chief financial officer as appropriate to allow timely decisions regarding required disclosure.

(b) Changes in internal control over financial reporting:  In the second quarter of 2005 the Company implemented several policies which in the opinion of management improved the operating effectiveness of the Company’s internal controls. There have been no other changes in the Company’s internal control structure over that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None

PART III

ITEM 10.        DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS

The following table and text set forth the names of all directors and executive officers of our Company as of December 31, 2005. The Board of Directors is comprised of only one class. All of the directors will serve until the next annual meeting of shareholders and until their successors are elected and qualified, or until their earlier death, retirement, resignation or removal. There are no family relationships between or among the directors, executive officers or persons nominated or charged by our Company to become directors or executive officers. Executive officers serve at the discretion of the Board of Directors, and are appointed to serve until the first Board of Directors meeting following the annual meeting of shareholders.  Also provided herein are brief descriptions of the business experience of each director and executive officer and an indication of directorships held by each director in other companies subject to the reporting requirements under the Federal securities laws.

The directors and executive officers of the Company are as follows:

Name	Age	Position Held with the Company
Debra Fine	43	Chairman, CEO, President and Director
John Nelson	63	Chief Operating Officer
Bob Rankin	54	Chief Financial Officer and Secretary
Gary Adelson (b)	51	Director
Alex Gerstenzang (a)	52	Director
Robert Lautz	56	Director
John Matise (b)	33	Director
Lane Nemeth (a)	57	Director
Shelly Singhal (a)	37	Director
David Swartz (b)	62	Director

(a)          Member of the Compensation Committee

(b)         Member of the Audit Committee

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

John J. Nelson Jr., Chief Operating Officer

John Nelson began serving as Chief Operating Officer in May 2004.  On March 27, 2006, John Nelson resigned as Chief Operation Officer for the Company and will continue to assist the company in a consulting capacity for the balance of 2006.  Prior to serving in his current position, he served as President and Chief Operating Officer for Small World Toys from February 2001 to May 2004.  From 1985 until joining Small World Toys, Mr. Nelson has been a consultant along with having President, Chief Executive and Financial Officer responsibilities for several manufacturing companies with revenues over $25 million, including Stainless Steel Products (Burbank, CA), and Softub, Inc. (Chatsworth, CA).  From 1974 to 1985, he held senior executive positions with Ford Aerospace.  He currently sits on the Board of Directors for the Mortgage Oil Corporation.  After graduating from Villanova University with a B.S. degree in Electrical Engineering, Nelson was commissioned as an officer in the United States Marine Corps, of which he spent 24 years, retiring as a Colonel. He received his M.B.A. from Pepperdine University.

Robert Rankin, Chief Financial Officer and Secretary

Robert Rankin has served as the Chief Financial Officer and Secretary since May 24, 2004.  From 2002, Mr. Rankin served as a consultant including serving as an interim CFO for a semiconductor start-up company from 2003 until joining the Company.  From 1992 through 2002, Mr. Rankin held positions as Chief Financial Officer of public and private, mid-cap and start-up companies in the high technology and aerospace industries.  In 2000, Rankin co-founded an application service provider software company.  In 2000, while serving as the Chief Financial Officer of webcasts.com, a private company, Rankin directed the sale of this software start-up for a valuation over $100 million.  From 1992 through 1998 under his leadership as CFO, DeCrane Aircraft Holdings, Inc. grew from a highly leveraged, VC funded, private aerospace company with sales of $13 million in 1991 to a multinational public company with sales of almost $200 million in 1998.  Rankin’s background also includes senior financial management positions with B.F. Goodrich and Coltec Industries.  Mr. Rankin has a Bachelor of Science in Mechanical Engineering and a Master of Science in Business, both from Carnegie-Mellon University.

Gary Adelson, Director

Gary Adelson has been a managing director of Houlihan Lokey Howard & Zukin and co-head of the firm’s Media & Entertainment Investment Banking Group since 2003. Prior to joining the firm, he was a principal of Media Connect Partners, a provider of financial and operating advisory services to media, entertainment, sports and communications companies that he co-founded in 2003 and that was acquired by Houlihan. In 1996, Adelson co-founded EastWest Venture Group, which is a private venture capital, company managing a fund of over $250 million and served until 2002.  From 1990 to 1995, He co-founded and served as Chairman and Chief Executive Officer of ICS, a telephony and cable company that was acquired by MCI in 1995.  He earned a Bachelor of Arts degree in Economics from the University of California, Los Angeles and has served as the chairman of UCLA’s Venture Fund.  Mr. Adelson serves on the board of the Pediatric Aids Foundation and was executive director of Israel’s 50th anniversary jubilee.

Alex Gerstenzang, Director

Alex Gerstenzang has been a senior executive with a big box retailer, overseeing a diverse product sales mix of approximately $12 billion since 1997.  He has managed the East Coast region for Paris Boutique Corporation and subsequently founded a consulting business serving clients as diverse as prisons to the City of Portland and Georgia Pacific Corporation.  He attended Dalton School, Columbia University, Pace University and New York University. He earned a Bachelor of Specialized Studies degree in finance and a Master of Business Administration.

Bob Lautz, Director

Bob Lautz is a Managing Director of St. Cloud Capital Partners L.P. Formerly, he was the Chairman of REO.com, leading Internet-based sales mechanism for bank foreclosed properties and Chief Executive Officer of ListingLink, an Internet-based residential property multiple listing service.  He formed and was Chairman and CEO of Indenet, Inc., a Nasdaq listed private satellite-based network that delivered digital advertisements and programming to national broadcast and cable television networks.  He owned and operated Peerless Capital, a venture capital business that invested in various management led leveraged buyouts and private equity transactions.  He currently serves on the Board of Directors of Prolong International Corporation (AMEX:PRL); and Compact Power, Inc. He earned a Master’s degree from the American Graduate School of International Management (Thunderbird), and a BS in Business Administration from Miami University in Oxford, Ohio.

John Matise, Director

On March 27, 2006, Mr. Matise was appointed Chief Operating Officer of the Company.  He has been serving as a consultant for the Company since January 2006. Since 2004 Mr. Matise has been a private equity investor. He most recently served as Vice President of Wedbush, Inc., a private equity investment and holding company from 2001 to 2004.  Prior to his tenure with Wedbush, Inc., he served as a Vice President with Encore Venture Partners from 1999 to 2001.  In addition, he has served as an executive with Accenture, a consulting company from 1997 to 1999 and 1992 to 1994 and Deloitte Consulting a consulting company from 1994 to 1997 advising clients on improving manufacturing operations, the integration of acquisitions, launching new business lines and business growth planning and analysis. He currently serves as co-chairman of the UCLA Venture Capital and Private Equity Alumni Association and as a director of UCLA Anderson School Alumni Board.  In addition, he is currently on the Board of Directors of Cargo Technology, Inc.  He received a Master of Business Administration degree from the UCLA Anderson School and a Bachelor of Arts degree with high honors from the University of California, Davis.

Lane Nemeth, Director

Lane Nemeth has been the founder and chief executive officer of Pet Lane, a direct sales enterprise since 2003. Prior to founding Pet Lane, she was an author, speaker and consultant from 1998 to 2003.  She is the founder of Discovery Toys, an educational toy company based in Livermore, California, that was acquired by Avon (NYSE:AVP) in 1997 and was with Discovery from 1978 to 1998.  She has received numerous entrepreneurial awards and is a regularly featured speaker at national child development, business leadership seminars, including the Stanford Leadership Academy and the National Association of Women Business Owners. She is a member of the Women’s Executive Leadership Council. Her recent book, Discovering Another Way, Raising Brighter Children, While Having a Meaningful Career, has received national recognition. She earned a Bachelor of Arts degree from the University of Pittsburgh and a Master of Arts degree in education from Seton Hall University.

Shelly Singhal, Director

Shelly Singhal currently serves as the Chairman and Chief Executive Officer of the SBI Group, a position he has held since 2001.  Prior to joining SBI, Mr. Singhal was managing director of corporate finance at a brokerage firm in Orange County, California, joining the firm in 1995. He was responsible for several areas, including its E-Commerce Group from 1995 to 2000 and serving as manager of the Firm’s Bridge Fund.  He earned a Bachelor of Science degree from Seaver College at Pepperdine University.

David Swartz, Director

David Swartz is the Managing Partner of Good Swartz Brown & Berns, which is a regional accounting and business advisory firm which he joined in 1990. Prior to joining Good Swartz Brown & Berns, he served as the chief financial officer of Westfield, Inc., a publicly held shopping center development company, from 1988-1990. From 1968 to 1988, Swartz was a managing partner and on the national board of BDO Seidman, an international accounting firm. He is also a Director of Primedex Corporation, a public company. Mr. Swartz has more than thirty-five years of experience providing business advisory services to clients in several industries, including manufacturing, wholesale, retail, entertainment, real estate and professional services, and his professional experience also includes acquisitions, merger transactions, business valuations, and ESOPs. He has lectured extensively at several Southern California universities, and is a frequent speaker to trade and professional organizations. Swartz is past president of the Jewish Big Brothers of Los Angeles and serves on the boards of several other charitable foundations. Swartz earned his Bachelor of Science degree in Accounting from California State University, Northridge and is a member of the California Society of Certified Public Accountants and the American Institute of Certified Public Accountants. He also served as treasurer of the Los Angeles chapter of the California Society of Certified Public Accountants. He is now a Vice President on the California Board of Accountancy, a division of the California Department of Consumer Affairs.

Family Relationships

There are no family relationships between any of our directors or executive officers.

Code Of Ethics And Conduct

On October 15, 2004, the Board of Directors adopted a Code of Ethics and Conduct.

Audit Committee

The Company has an audit committee consisting of three independent directors David Swartz, Gary Adelson and John Matise.  On March 27, 2006, Mr. Matise was appointed Chief Operating Officer of the Company.  Our Board of Directors has determined that Mr. Swartz is an “audit committee financial expert” as that term is defined in Item 401(e) of Regulation S-B under the Exchange Act of 1934.

ITEM 11: EXECUTIVE COMPENSATION

The following table sets forth aggregate amounts of compensation paid or accrued by us to our Chief Executive Officer and the other four most highly compensated executive officers (the “Named Executive Officers”) whose annual compensation exceeded $100,000 as of December 31, 2005.  Further, we have only included annualized 2004 figures as each of the following executive officers did not commence employment with the company until on or after May 20, 2004.

	Annual Compensation
Name and				Restricted	Securities Underlying	All Other
Principal Position	Year	Salary	Bonus	Stock Awards	Options	Compensation

Debra Fine,
Chairman, Chief	2005	$250,000		—		—
Executive Officer	2004	$250,000	$20,000		2,600,000
and President

John J. Nelson,
Chief Operating	2005	$200,000		—		—
Officer	2004	$175,000	$45,000		70,000

Robert Rankin,
Chief Financial
Officer and	2005	$190,000		—		—
Secretary	2004	$175,000	$20,000		52,000

Howard Bennett,
Vice President,	2005	$120,120	$50,000	—		—
Sales	2004	$120,120	$60,020		55,000

Sheri Brownrigg*	2005	$115,000	$35,000	—		$32,500
	2004	$115,000	$10,000		52,000

*Ms. Brownrigg’s employment with the Company terminated on December 30, 2005.

Option Grants in Last Fiscal Year

No options were granted during the fiscal year ended December 31, 2005 to any of the Named Executive Officers.

Aggregated Option Exercises and Fiscal Year End Option Values

The following table provides information regarding the number of shares covered by both exercisable and unexercisable stock options as of December 31, 2005 and the values of “in-the-money” options, which values represent the positive spread between the exercise price of any such option and either the actual or estimated fair market value of the underlying security, as applicable.  None of the options were exercised during the fiscal year ended December 31, 2005

Name	Shares Acquired Upon Exercise	Value Realized	No. of Shares Underlying Unexercised Options at Fiscal Year-End Exercisable/Unexercisable	Value of Unexercised In-the Money Options at Fiscal Year-End Exercisable/Unexercisable

Debra Fine	—	—	162,500/97,500	$	$ 113,750/$68,250
John Nelson	—	—	54,531/15,469		$0/0
Bob Rankin	—	—	42,250/7,750		$0/0
Howard Bennett	—	—	25,835/29,165		$0/0
Sheri Brownrigg	—	—	10,835/11,665		$0/0

Employment Agreements

We entered into an employment agreement with Debra Fine, our Chairman, CEO and President on May 20, 2004 for a three-year term, which may continue upon the mutual agreement of the parties thereto except the employment relationship will be on an “at will” basis.  The employment agreement provides compensation of a base salary of $250,000 per annum, an annual bonus, as determined and awarded by the Board from time to time in its sole discretion, but not less than an amount equal to 5% of EBIT, meaning earnings before interest and taxes, if such amount for any year is in excess of $1,000,000; 4% if such amount for any year is in excess of $2,000,000; and 3% if such amount is over $3,000,000, and 2,600,000 stock options at the exercise price of $.25 per share of which 650,000 vested immediately and the balance vesting on a quarterly basis in equal amounts of 162,500 shares each over the course of her agreement.  The employment agreement provides that in the event that Ms. Fine is terminated prior to the end of the initial three (3) year term, other than for cause, we will pay her salary for the remainder of the three (3) year term without any deduction or offset for any compensation earned or received from any other sources.  In addition, we will pay any earned, but unpaid, bonus for the prior year, any unused vacation or other time-off benefits and any unpaid reimbursable business expenses incurred through the last day of her services.  For an additional one (1) year after the termination, we shall continue benefits, at our expense.  All unvested portion(s) of the options granted to her pursuant to her employment agreement shall vest and immediately become exercisable upon the effective date of such termination.

We entered into an employment agreement with John Nelson, our Chief Operating Officer on September 22, 2004 for a two-year term, which may continue upon the mutual agreement of the parties thereto except the employment relationship will be on an “at will” basis.  The employment agreement provides compensation of a base salary of $175,000 per annum increasing to $200,000 on January 1, 2005, an annual bonus, as determined and awarded by the Board from time to time in its sole discretion and 550,000 stock options at the exercise price of $.48 per share of which 137,500 vested immediately and the balance vesting on a quarterly basis in equal amounts of 51,562 shares each over the course of his agreement, except for the final quarterly vest of 51,566.  The employment agreement provides that in the event that Mr. Nelson is terminated prior to the end of the initial two (2) year term, other than for cause, we will pay his salary for an additional six months without any deduction or offset for any compensation earned or received from any other sources. In addition, we will pay any earned, but unpaid, bonus for the prior year, any unused vacation or other time-off benefits and any unpaid reimbursable business expenses incurred through the last day of his services.  For an additional six months, we shall continue benefits, at our expense.  All unvested portion(s) of the options granted to him pursuant to his employment agreement shall expire and be null and void.

We entered into an employment agreement with Robert Rankin, our Chief Financial Officer on May 24, 2004 for a two-year term, which may continue upon the mutual agreement of the parties thereto except the employment relationship will be on an “at will” basis.  The employment agreement provides compensation of a base salary of $175,000 per annum, an annual bonus, as determined and awarded by the Board from time to time in its sole discretion and 520,000 stock options at the exercise price of $.38 per share of which 130,000 vested immediately and the balance vesting on a quarterly basis in equal amounts of 48,750 shares each over the course of his agreement.  The employment agreement provides that in the event that Mr. Rankin is terminated prior to the end of the initial two (2) year term, other than for cause, we will pay his salary for an additional six months without any deduction or offset for any compensation earned or received from any other sources.  In addition, we will pay any earned, but unpaid, bonus for the prior year, any unused vacation or other time-off benefits and any unpaid reimbursable business expenses incurred through the last day of his services.  For an additional six months, we shall continue benefits, at our expense.  All unvested portion(s) of the options granted to him pursuant to his employment agreement shall expire and be null and void.

Director Compensation

The Directors who are not employees receive $1,500 for each meeting attended, $1,000 for each committee meeting attended and 40,000 stock options per year. Further, the chairman of the audit committee will receive an additional $5,000 annually.

ITEM 12.                 SECURITY OWNERSHIP OF CERTAIN BENFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of March 24, 2006, certain information regarding beneficial ownership of our common stock by (i) each person or entity who is known by us to own beneficially more than 5% of the outstanding shares of common stock, (ii) each of our directors, (iii) each of the Named Executive Officers, and (iv) all directors and executive officers as a group. As of December 31, 2005, there were 5,410,575 shares of our common stock issued and outstanding. In computing the number and percentage of shares beneficially owned by a person, shares of common stock that a person has a right to acquire within sixty (60) days of March 24, 2006, pursuant to options, warrants or other rights are counted as outstanding, while these shares are not counted as outstanding for computing the percentage ownership of any other person. Unless otherwise indicated, the address for each shareholder listed in the following table is c/o Small World Kids, Inc., 5711 Buckingham Parkway, Culver City, California 90230. This table is based upon information supplied by directors, officers and principal shareholders and reports filed with the Securities and Exchange Commission.

Name and Address of Beneficial Owner	Shares of Common Stock Beneficially Owned	Percentage of Total Common Stock (1)

Directors and Officers

Debra L. Fine (2)	1,919,606	35.5%

John J. Nelson (3)	54,531	*

Robert Rankin (4)	47,125	*
Gary Adelson (5)	4,000	*
Alex Gerstenzang (6)	4,000	*
Robert Lautz (7)	*	*
John Matise (8)	4,000	*
Lane Nemeth (9)	4,000	*

Shelly Singhal (10)	1,745,160	32.3%

David Swartz (11)	4,000	*

Total Directors and Officers as a Group	3,770,172	69.7%

5% Beneficial Owners

David Marshall, Inc. (12)	1,146,718	21.2%

St. Cloud Capital Partners, LP (13)	825,000	15.2%

SWT, LLC (14)	1,454,082	26.9%

* Less than 1%

(1)           Based on 5,410,575 shares outstanding as of December 31, 2005.

(2)           Debra Fine is the Chief Executive Officer, and President of the Company. Her shares are held indirectly in the Fine Family Trust of which she is the Co-Trustee.  Includes 3,063 shares underlying warrants.  Also included are 195,000 shares underlying stock options that may be exercisable or will be exercisable within 60 days of the date of March 24, 2006.  Does not include the shares issuable upon conversion of the Series A Preferred Stock owned by SWT, LLC of which The Fine Family Trust is a member.

(3)           John Nelson is the Chief Operating Officer of the Company.  Consists of 54,531 shares underlying stock options that may be exercisable or will be exercisable within 60 days of the date of March 24, 2006.

(4)           Robert Rankin is the Chief Financial Officer and Secretary. Consists of 47,125 shares underlying stock options that may be exercisable or will be exercisable within 60 days of the date of March 24, 2006.

(5)           Gary Adelson is a director of the Company.  Consists of 4,000 shares underlying stock options, which are exercisable or will be exercisable within 60 days of March 24, 2006.

 (6)          Alex Gerstenzang is a director of the Company.  Consists of 4,000 shares underlying stock options, which are exercisable or will be exercisable within 60 days of March 24, 2006.

(7)           Mr. Lautz is a director of the Company and a Managing Director of St. Cloud Capital Partners L.P., which is the beneficial owner of 825,000 shares of our common stock.  Mr. Lautz disclaims beneficial ownership of said shares.

(8)           John Matise is a director of the Company.  Consists of 4,000 shares underlying stock options, which are exercisable or will be exercisable within 60 days of March 24, 2006.

(9)           Lane Nemeth is a director of the Company.  Consists of 4,000 shares underlying stock options, which are exercisable or will be exercisable within 60 days of March 24, 2006.

(10)         Shelly Singhal is a director of the Company. Of the shares beneficially owned by Mr. Singhal, 1,297,673 shares are owned by SWT Investments, LLC, a Delaware limited liability company, of which Mr. Singhal owns 100%, 193,678 shares are owned by SBI Holdings of which he is a managing director and Consists of 100,000 shares underlying warrants, 249,809 are owned by Curried Clover in which he has beneficial ownership and Consists of 4,000 shares underlying stock options which are exercisable or will be exercisable within 60 days of March 24, 2006.The address for SWT Investments is 610 Newport Center Drive, Suite 1205 Newport Beach, CA  92660.  Does not include any shares issuable upon conversion of the Series A Preferred Stock owned by SWT, LLC of which SWT Investments, LLC is a member.

(11)         David Swartz is a director of the Company.  Consists of 4,000 shares underlying stock options, which are exercisable or will be exercisable within 60 days of March 24, 2006.

(12)         David Marshall, Inc. is beneficially owned by David Marshall, an investor.  The address for David Marshall, Inc. is 5901 De Soto Avenue, Woodland Hills, CA 91367.  Does not include the shares issuable upon conversion of the Series A Preferred Stock held by SWT, LLC of which David Marshall, Inc. is a member.

(13)         Consists of 743,750 shares issuable upon the conversion of certain notes and 118,750 underlying warrants.  The address of St. Cloud is 10866 Wilshire Boulevard, Suite 1450, Los Angeles, CA  90024.

(14)         Each of Russell Fine and Debra Fine as trustees of the Fine Family Trust, SWT Investments, LLC, which is 100% owned by Shelly Singhal who is a director of the Company and David Marshall; Inc. are members of SWT, LLC.  Glenhaven Corporation manages SWT, LLC, and is [100%] owned by David Marshall.  The address for SWT,LLC is 9229 Sunset Boulevard, Suite 505, Los Angeles, California 90069

ITEM 13.                 CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS

This section describes the transactions we have engaged in with persons who were directors, officers or affiliates at the time of the transaction, and persons known by us to be the beneficial owners of 5% or more of our common stock since January 1, 2004.

As of December 31, 2005, we owed $2,500,000 of principal indebtedness to St. Cloud Capital Partners L.P. Robert Lautz, a director of the Company, is a Managing Director of St. Cloud.  The original loan of $2,000,000 was made on September 15, 2004.  On July 20, 2005, St. Cloud agreed to advance an additional $500,000 for an aggregate loan of $2.5 million.  On November 11, 2005, we entered into a second amendment with St. Cloud pursuant to which we issued to St. Cloud a new promissory note replacing the existing note to St. Cloud in the principal amount of $2,500,000.  The maturity date of the loan was extended to September 15, 2006.  The replacement note is convertible into shares of the common stock at $4.00 per share (subject to adjustment) or, as to up to 50% of the loan amount, into securities issued in a financing with gross proceeds of at least $12,500,000.   Pursuant to the terms of the note agreement with St. Cloud, during the period that note is outstanding, Mr. Lautz will be appointed to the Company’s Board of

Directors.  In addition, as long as St. Cloud owns in excess of 300,000 shares, a designee of St. Cloud reasonably acceptable to us is entitled to an observer seat on the board of directors.

On April 28, 2005 we entered into Term Credit Agreements (“Credit Agreements”) with Hong Kong League Central Credit Union and PCCW Credit Union (collectively the “Lenders”) for unsecured loans totaling $750,000 due on or before August 31, 2005.  Interest is charged at a rate of 2% per month and is payable monthly in arrears.  On June 10, 2005 we entered into additional Credit Agreements with Hong Kong League Central Credit Union and HIT Credit Union for unsecured loans totaling $250,000 due on or before September 30, 2005.  Effective August 31, 2005, the maturity dates of all outstanding unsecured loans with the Lenders were extended to the earlier of the closing of a financing transaction with net proceeds of at least $20 million or March 1, 2006.  In consideration for this extension, we issued a four-year warrant to purchase up to 100,000 shares of the common stock exercisable at $5.00 per share to SBI Advisors, LLC, of which Shelly Singhal, one of our directors, is Chairman and Chief Executive Officer. Effective February 28, 2006 the maturity dates of all outstanding unsecured loans with the Lenders were extended to the earlier of the closing of a financing transaction with net proceeds of at least $20 million or August 11, 2006.

On August 11, 2005, we issued aggregate of $500,000 in notes to various accredited investors including Russell Fine and Debra Fine (our President and Chief Executive Officer), as trustees of the Fine Family Trust, who provided $175,000 of the total borrowing.  The notes mature one year from the date of execution with interest payable monthly in arrears at a rate of 10% per annum.  The notes are secured by certain assets including receivables, inventory, equipment and other assets.

On August 11, 2005, we converted the $5 million Bridge Note dated May 21, 2004 issued to SWT, LLC, into 10% Class A Convertible Preferred Stock.  The preferred stock is immediately convertible at the option of the holder into the common stock at an initial fixed conversion price of $4.00 subject to adjustment based on the terms of future financings should they occur.  The preferred stock accrues a quarterly dividend at a rate of 10% per annum and is payable in cash or a combination of 50% cash and 50% common stock at our option.  In addition, we issued a three-year immediately exercisable warrant to purchase up to 204,082 shares of the common stock exercisable at $4.90 per share.  Each of Russell Fine and Debra Fine as trustees of the Fine Family Trust, SWT Investments, LLC, which is wholly owned by Shelly Singhal, a director of the Company and David Marshall; Inc. are members of SWT, LLC.  Glenhaven Corporation manages SWT, LLC, and is owned by David Marshall who is the beneficially owner of more than 20% of our common stock.

ITEM  14.  PRINCIPAL  ACCOUNTANT  FEES  AND  SERVICES

Audit Fees: The aggregate fees billed for the year ended December 31, 2005 for professional services rendered by the Stonefield Josephson, Inc. (“Stonefield”) for the audit of our annual financial statements and the quarterly review of financial statements for the Quarters ended March 31, 2005, June 30, 2005 and September 30, 2004 was $113,000 as compared to $140,000 for the audit fees for the audit of our 2004 annual financial statements and the review of financial statements for the Quarter ended September 30, 2004, along with the review of financial statements for Small World Toys, our predecessor for the Quarter ended March 31, 2004. The aggregate fees billed by BDO Seidman, LLP (“BDO”) for the review of financial statements included in our filed Form 10QSB for the Quarter ended June 30, 2004 was $49,000.  The aggregate fees billed by HJ Associates, LLC (“HJA”) for the review of the financial statements for SavOn Team Sports for the Quarter ended March 31, 2004 was $5,000.

Tax Fees: The aggregate fees billed for the year ended December 31, 2005 for professional services rendered by the Grant Thornton LLP for tax compliance and tax planning was approximately $33,000 as compared to $2,000 by Stonefield for the year ended December 31, 2004.  The aggregate fees billed for the year ended December 31, 2004 for professional services rendered by the BDO for tax compliance and tax planning was approximately $2,000.  The aggregate fees billed for the year ended December 31, 2004 for professional services rendered by the HJA for tax compliance and tax planning for SavOn Team Sports prior to May 20, 2004 was approximately $400.

All Other Fees: The aggregate fees billed for the year ended December 31, 2005 for products and services provided by Stonefield other than the services reported above was approximately $19,000 as compared to $18,000 for the year ended December 31, 2004.  The aggregate fees billed for the year ended December 31, 2004 for products and services provided by BDO other than the services reported above was $23,000.

Audit Committee Pre-Approval Policies and Procedures

Our Audit Committee’s policy is to pre-approve all audit and permissible non-audit services provided by our independent auditors. These services may include audit services, audit-related services, tax services and other services. Pre-approval is generally provided for up to one year and any pre-approval is detailed as to the particular service or category of services. The independent auditor and management are required to periodically report to the Audit Committee regarding the extent of services provided by the independent auditor in accordance with this pre-approval.

Each person whose signature appears below, constitutes and appoints Debra Fine with full power to act without the other, such person’s true and lawful attorney-in-fact, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign this Annual Report on Form 10-K and any and all amendments to such report and other documents in connection therewith, and to file the same, and all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact, and each of them, full power and authority to do and perform each and every act and thing necessary or desirable to be done in and about the premises, as fully to all intents and purposes as he or she might or could do in person, thereby ratifying and confirming all that said attorneys-in-fact, or any of them, or their or his or her substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) Exhibits

Exhibit No.	Exhibit Description

3.1	Articles of Incorporation*
3.2	Bylaws*
4.1	Pledge Agreement, dated as of May 20, 2004 incorporated by reference from the Form 8-K filed with the SEC on June 4, 2004. File No. 333-68532.
4.2	Stock Pledge Agreement, dated as of May 20, 2004 incorporated by reference from the Form 8-K filed with the SEC on June 4, 2004. File No. 333-68532.
4.3	Registration Rights Agreement, dated as of May 20, 2004 incorporated by reference from the Form 8-K filed with the SEC on June 4, 2004. File No. 333-68532.
4.4	Note Purchase Agreement, dated September 7, 2004 (St. Cloud) incorporated by reference from the Form 8-K filed with the SEC on September 23, 2004. File No. 333-68532.
4.5	Note Purchase Agreement, dated September 16, 2004 (Strome) incorporated by reference from the Form 8-K filed with the SEC on September 23, 2004. File No. 333-68532.
4.6	Asset Purchase Agreement, dated as of September 17, 2004 incorporated by reference from the Form 8-K filed with the SEC on September 23, 2004. File No. 333-68532.
4.7	Exchange Agreement, dated as of May 20, 2004 incorporated by reference from the Form 8-K filed with the SEC on June 4, 2004. File No. 333-68532.
4.8	Stock Purchase Agreement, dated as of May 20, 2004 incorporated by reference from the Form 8-K filed with the SEC on June 4, 2004. File No. 333-68532.
4.9	Stock Purchase Agreement (Pewter Hill), dated as of September 23, 2004 incorporated by reference from the Form 8-K filed with the SEC on October 4, 2004. File No 333-68532.
4.10	Stock Purchase Agreement (Wire Mill), dated as of September 23, 2004 incorporated by reference from the Form 8-K filed with the SEC on October 4, 2004. File No 333-68532.
4.11	2004 Stock Compensation Plan incorporated by reference from the Form S-8 filed with the SEC on February 4, 2005. File No. 333-68532.
4.12	Securities Purchase Agreement incorporated by reference from the Form 8-K filed with the SEC on October 4, 2005. File No. 333-68532.
4.13	Registration Rights Agreement incorporated by reference from the Form 8-K filed with the SEC on October 4, 2005. File No. 333-68532.
4.14	10% Convertible Debenture incorporated by reference from the Form 8-K filed with the SEC on October 4, 2005. File No. 333-68532.
4.15	Common Stock Purchase Warrant incorporated by reference from the Form 8-K filed with the SEC on October 4, 2005. File No. 333-68532.
4.16	Common Stock Purchase Warrant incorporated by reference from the Form 8-K filed with the SEC on October 11, 2005. File No. 333-68532.

5.1	Legal Opinion of Troy & Gould, dated as of February 4, 2005, incorporated by reference from the Form S-8 filed with the SEC on February 4, 2005. File No. 333-68532.
10.1	Loan Agreement, dated as of May 20, 2004 incorporated by reference from the Form 8-K filed with the SEC on June 4, 2004. File No. 333-68532.
10.2	$5,000,000 Term Note incorporated by reference from the Form 8-K filed with the SEC on June 4, 2004. File No. 333-68532.
10.3	$700,000 Promissory Note incorporated by reference from the Form 8-K filed with the SEC on June 4, 2004. File No. 333-68532.
10.4	$500,000 Promissory Note incorporated by reference from the Form 8-K filed with the SEC on June 4, 2004. File No. 333-68532.
10.5	$1,000,000 Promissory Note incorporated by reference from the Form 8-K filed with the SEC on June 4, 2004. File No. 333-68532.
10.6	2004 Stock Option Plan incorporated by reference from the Form 8-K filed with the SEC on June 4, 2004. File No. 333-68532.
10.7	Press Release incorporated by reference from the Form 8-K filed with the SEC on September 23, 2004. File No. 333-68532.
10.8	Press Release incorporated by reference from the Form 8-K filed with the SEC on October 25, 2004. File No. 333-68532.
10.9	Revolving Credit and Security Agreement dated December 15, 2004 (PNC Bank) incorporated by reference from the Form 8-K filed with the SEC on December 20, 2004. File No. 333-68532.
10.10	$1,500,000 Seasonal Advance Note incorporated by reference from the Form 8-K filed with the SEC on December 20, 2004. File No. 333-68532.
10.11	Pledge Agreement incorporated by reference from the Form 8-K filed with the SEC on December 20, 2004. File No. 333-68532.
10.12	Subordination Agreement incorporated by reference from the Form 8-K filed with the SEC on December 20, 2004. File No. 333-68532.
10.13	Continuing Guaranty (Fine) incorporated by reference from the Form 8-K filed with the SEC on December 20, 2004. File No. 333-68532.
10.14	Continuing Guaranty (Small World Toys) incorporated by reference from the Form 8-K filed with the SEC on December 20, 2004. File No. 333-68532.
10.15	Security Agreement incorporated by reference from the Form 8-K filed with the SEC on December 20, 2004. File No. 333-68532.
10.16	$15,000,000 Revolving Credit Note incorporated by reference from the Form 8-K filed with the SEC on December 20, 2004. File No. 333-68532.
10.17	Press Release incorporated by reference from the Form 8-K filed with the SEC on February 8, 2005. File No. 333-68532.
10.18	Employment Agreement (Fine) incorporated by reference from the Form 10KSB filed with the SEC on March 28, 2005. File No. 333-68532.
10.19	Employment Agreement (Rankin) incorporated by reference from the Form 10KSB filed with the SEC on March 28, 2005. File No. 333-68532.
10.20	Employment Agreement (Nelson) incorporated by reference from the Form 10KSB filed with the SEC on March 28, 2005. File No. 333-68532.
10.21	Press Release incorporated by reference from the Form 8-K filed with the SEC on June 1, 2005. File No. 333-68532.

10.22	Press Release incorporated by reference from the Form 8-K filed with the SEC on June 30, 2005. File No. 333-68532.
10.23	Press Release incorporated by reference from the Form 8-K filed with the SEC on June 30, 2005. File No. 333-68532.
10.24	Press Release incorporated by reference from the Form 8-K filed with the SEC on October 20, 2005. File No. 333-68532.
10.25	Lock-up Agreement incorporated by reference from the Form 8-K filed with the SEC on November 18, 2005. File No. 333-68532.
10.26	Second Amendment to Note Purchase Agreement incorporated by reference from the Form 8-K filed with the SEC on November 18, 2005. File No. 333-68532.
10.27	Press Release incorporated by reference from the Form 8-K filed with the SEC on February 21, 2006. File No. 333-68532.
10.28	Secured Non-Convertible Revolving Note dated February 28, 2006 (Laurus Master Fund, LTD) incorporated by reference from the Form 8-K filed with the SEC on March 3, 2006. File No. 333-68532.
10.29	Secured Non-Convertible Term Note dated February 28, 2006 (Laurus Master Fund, LTD) incorporated by reference from the Form 8-K filed with the SEC on March 3, 2006. File No. 333-68532.
10.30	Security Agreement dated February 28, 2006 (Laurus Master Fund, LTD) incorporated by reference from the Form 8-K filed with the SEC on March 3, 2006. File No. 333-68532.
10.31	Common Stock Purchase Warrant dated February 28, 2006 (Laurus Master Fund, LTD) incorporated by reference from the Form 8-K filed with the SEC on March 3, 2006. File No. 333-68532.
10.32	Financing Agreement, dated as of March 20, 2006 Horizon Financial Services Group USA) incorporated by reference from the Form 8-K filed with the SEC on March 23, 2006. File No. 333-68532.
10.33	Employment Agreement dated March 27, 2006 incorporated by reference from the Form 8-K filed with the SEC on March 30, 2006. File No. 333-68532.
16.1	Letter regarding change of certifying accountant incorporated by reference from the Form 8-K filed with the SEC on July 23, 2004. File No. 333-68532.

Set forth below is a list of the Exhibits to this Annual Report on Form 10-K.

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of the Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of the Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

In accordance with the requirements of the Securities Act of 1933, the Company certifies that it has reasonable grounds to believe that it meets all of the requirements for filing this Annual Report on Form 10-K and has authorized this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized, in Culver City, State of California on March 31, 2006.

SMALL WORLD KIDS, INC.

By:	/s/ Debra Fine

Name: Debra Fine
Title: Chief Executive Officer

Pursuant to the requirements of the Securities Act of 1933, this report has been signed by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Debra Fine	Chairman, Chief Executive Officer and	March 31, 2006
Debra Fine	Director (Principal Executive Officer)

/s/ Robert Rankin	Chief Financial Officer (Principal Financial	March 31, 2006
Robert Rankin	and Accounting Officer)

/s/ Gary Adelson	Director	March 31, 2006
Gary Adelson

/s/ Alex Gerstenzang	Director	March 31, 2006
Alex Gerstenzang

/s/ Bob Lautz	Director	March 31, 2006
Bob Lautz

/s/ John Matise	Director	March 31, 2006
John Matise

/s/ Lane Nemeth	Director	March 31, 2006
Lane Nemeth

/s/ Shelly Singhal	Director	March 31, 2006
Shelly Singhal

/s/ David Swartz	Director	March 31, 2006
David Swartz

SMALL WORLD KIDS, INC.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2005 and December 31, 2004

Consolidated Statements of Operations for the Year Ended December 31, 2005, the periods May 21, 2004 to December 31, 2004 and January 1, 2004 to May 20, 2004 and for the Year Ended December 31, 2003

Consolidated Statements of Stockholders’ Equity (Deficit) for the Year Ended December 31, 2005, the periods May 21, 2004 to December 31, 2004 and January 1, 2004 to May 20, 2004 and for the Year Ended December 31, 2003

Consolidated Statements of Cash Flows for the Year Ended December 30, 2005, the periods May 21, 2004 to December 31, 2004 and January 1, 2004 to May 20, 2004 and for the Year Ended December 31, 2003

Notes to Condensed Consolidated Financial Statements

SMALL WORLD KIDS, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To The Board Of Directors And Stockholders Of Small World Kids,  Inc.

Culver City, Ca

We have audited the accompanying consolidated balance sheets of Small World Kids, Inc. and Subsidiary as of December 31, 2005 and 2004 and the related statements of operations, stockholders’ deficit and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Small World Kids, Inc. and Subsidiary as of December 31, 2005 and 2004, and the results of its operations and its cash flows for the years then ended, present fairly, in all material respects, the financial position of Small World Kids, Inc. and Subsidiary and the results of their operations and their cash in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the company as a going concern.  As discussed in Note 1, the Company has incurred significant net losses since its inception, has an accumulated deficit of $ 10,021,600 and used cash for operating activities of $ 2,760,413 during the year ended December 31, 2005.The Company has $4,700,000 in principal debt obligations due in 2006. Failure to obtain additional financing or restructuring the Company’s debt obligations may cause a default on these debt obligations.   The Company’s continuation as a going concern is dependent upon its ability to increase revenues, receiving additional financing from outside sources and a return to profitable operations. The foregoing matters raise substantial doubt about the ability of the Company to continue as a going concern.  Management’s plans in regard to these matters are also described in Note 1.  These financial statements do not include any adjustments that might result from the outcome of these uncertainties.

/s/ Stonefield Josephson, Inc.

Los Angeles, California

March 31, 2006

SMALL WORLD KIDS, INC.

CONSOLIDATED BALANCE SHEETS

	December 31, 2005	December 31, 2004

ASSETS
Current assets:
Cash	$524,418	$1,785,084
Accounts receivable - net of allowances of $350,000 and $252,212, respectively	7,142,141	7,005,764
Inventory	4,529,864	2,471,556
Prepaid expenses and other current assets	1,056,459	1,625,695
Total current assets	13,252,882	12,888,099
Property and equipment, net	491,123	505,059
Goodwill	2,477,117	2,308,145
Other intangible assets, net	3,105,005	3,113,242
Other assets	184,266	401,592
Deferred tax assets	0	623,695
Total assets	$19,510,393	$19,839,832

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities:
Accounts payable	$3,690,970	$1,808,637
Accrued liabilities	2,153,008	814,201
Current portion of long-term debt	11,290,741	2,562,348
Current portion of notes payable to related parties	675,119	262,500
Warrant liability	688,698	736,484
Total current liabilities	18,498,536	6,184,170
Long term debt:
Long-term debt	249,370	8,229,262
Notes payable, related parties	—	5,437,500
Total long term debt	249,370	13,666,762
Deferred tax liabilities	—	1,060,000
Total liabilities	18,747,906	20,910,931
Stockholders equity (deficit):
10% Class A Convertible Preferred Stock, no par:
Authorized - 5,000,000 shares Outstanding – 250,000 shares and no shares, respectively	4,992,080	—
Common Stock, $.001 par value:
Authorized - 100,000,000 shares Outstanding – 5,410,575 shares and 5,312,075 shares, respectively	5,411	5,312
Additional paid-in capital	5,786,596	6,574
(Accumulated deficit)	(10,021,600)	(1,082,986)
Total stockholders’ (deficit)	761,407	(1,071,100)
Total liabilities and stockholders’ equity (deficit)	$19,510,393	$19,839,832

See Accompanying Notes to Consolidated Financial Statements.

SMALL WORLD KIDS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Successor		Predecessor
	Year Ended December 31, 2005	May 21 – December 31, 2004	January 1 – May 20, 2004	Year Ended December 31, 2003

Net Sales	$33,755,929	$19,156,388	$10,336,500	$25,907,397

Cost of sales	20,619,047	11,610,502	5,780,780	14,988,070

Gross profit	13,136,882	7,545,886	4,555,720	10,982,327

Operating expenses:

Selling, general and administrative	14,793,258	7,821,961	4,341,565	9,606,118
Research and development	1,972,343	800,331	373,034	1,032,174
Amortization of intangibles	452,252	190,372	—	—
Total operating expenses	17,217,853	8,812,664	4,714,599	10,638,292

Loss from operations	(4,080,971)	(1,266,778)	(158,879)	344,035

Other income (expense):
Interest expense	(3,521,012)	(927,499)	(61,475)	(301,434)
Warrant valuation adjustment	291,113	114,916	—	—
Other	247,870	372,680	81,850	697,710
Total other income (expense)	(2,982,029)	(439,903)	20,375)	740,311

Income (loss) before income taxes	(7,063,000)	(1,706,681)	(138,504)	740,311

Provision (benefit from) for income taxes	(292,419)	(623,695)	(3,643)	—

Net income (loss)	(6,770,581)	(1,082,986)	(134,861)	740,311

Non-cash preferred stock dividend	(2,168,033)		—	—

(Net loss) income attributable to common stock	$(8,938,614)	$(1,082,986)	$(134,861)	$740,311

Loss per share:
Basic & diluted	$(1.67)	$(0.21)	$(13.49)	$74.03

Weighted average number of shares:
Basic & diluted	5,363,961	5,277,986	10,000	10,000

See Accompanying Notes to Consolidated Financial Statements.

SMALL WORLD KIDS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS EQUITY

	Preferred		Common Stock
	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Retained Earnings	Total

Balance at January 1, 2003 (Predecessor)		—	10,000	$10,000	—	$3,569,523	$3,579,523

Dividends						(906,707)	(906,707)
Net income (loss)						740,311	740,311

Balance at December 31, 2003 (Predecessor)	—	—	10,000	10,000	—	3,403,127	3,413,127
Sale of predecessor company	—	—	(10,000)	(10,000)	—	(3,268,266)	(3,278,266)
Net income (loss)	—	—	—	—	—	(134,861)	(134,861)

Balance at May 20, 2004	—	—	—	—	—	—	—

Contributed capital	—	—	—	—	11,821	—	11,821
Issuance of common shares in recapitalization	—	—	5,247,075	5,247	(5,247)	—	—
Issuance of common shares in debt transaction	—	—	65,000	65	—	—	65
Net income (loss)	—	—	—	—	—	(1,082,986)	(1,082,986)

Balance at December 31, 2004	—	—	5,312,075	5,312	6,574	(1,082,986)	(1,071,100)

Issuance of Series A Convertible Preferred Stock	250,000	4,992,080	—	—	—	—	4,992,080
Net issuances under stock plans		—	16,000	16	79,984	—	80,000
Stock compensation	—	—	—	—	535,213	—	535,213
Common stock issuance related to acquisitions	—	—	50,000	50	244,950	—	245,000
Common stock and warrants issued in connection with debt financing	—	—	32,500	33	219,817	—	219,850
Beneficial conversion feature related to issuance of Convertible Debentures	—	—	—	—	1,335,025	—	1,335,025
Warrants issued in connection with extension of notes payable	—	—	—	—	556,958	—	556,958
Non-cash dividend related to warrants issued and the beneficial conversion feature related to the issuance of convertible preferred stock					2,168,033	(2,168,033)	—
Reclassification of warrant liability	—	—	—	—	509,185	—	509,185
Reclassification of stock liability	—	—	—	—	324,350	—	324,350
Accrued dividends on convertible preferred stock	—	—	—	—	(193,494)	—	—
Net income (loss)	—	—	—	—	—	(6,770,581)	(6,770,581)

Balance at December 31, 2005	250,000	$4,992,080	5,410,575	$5,411	$5,786,595	$(10,021,600)	$762,486

See Accompanying Notes to Consolidated Financial Statements.

SMALL WORLD KIDS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Successor		Predecessor
	Year Ended December 31, 2005	May 21 – December 31, 2004	January 1 – May 20, 2004	Year Ended December 31, 2003
Cash flows from operating activities:
Net income (loss)	$(6,770,581)	$(1,082,986)	$(134,861)	$740,311
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	228,219	111,685	62,325	182,556
Amortization of intangibles	452,252	190,372	—	—
Non-cash compensation expense	535,213	—	—	—
Non-cash interest expense	1,524,216	214,397		—
Change in fair value of warrant liability	(291,112)	(114,916)		—
Changes in operating assets and liabilities in:
Receivables	(136,377)	1,224,770	(3,507,170)	(263,358)
Inventories	(2,058,308)	353,777	1,445,781	(1,172,181)
Prepaid expenses and other assets	676,605	(651,144)	182,695	(140,518)
Accounts payable	1,882,333	1,012,666	(2,052,019)	1,151,505
Accrued liabilities	1,145,314	(22,530)	(56,155)	243,815
Other	51,813	(759,832)	66,584	61,709
Net cash used in operating activities	(2,760,413)	476,259	(3,992,820)	803,839

Cash flows from investing activities:
Purchases of property and equipment	(214,283)	(134,005)	(81,372)	(132,499)
Acquisitions of businesses, net of cash acquired	(133,429)	(6,386,432)		—
Net cash used in investing activities	(347,712)	(6,520,437)	(81,372)	(132,499)

Cash flows from financing activities:
Short-term debt borrowings (payments), net of expenses	625,379	1,129,262	4,200,000	700,000
Long-term debt borrowings (payments), net of expenses	1,492,080	8,200,000	—	—
Payments to former shareholder	(350,000)	(1,500,000)	(76,393)	(653,837)
Proceeds from common stock issuances	80,000	—	—	—
Dividends paid	—	—	—	(864,507)
Net cash provided by financing (used for) activities	1,847,459	7,829,262	4,123,607	(818,344)

Net increase (decrease) in cash	(1,260,666)	1,785,084	49,415	(147,004)
Cash - beginning of period	1,785,084	—	24,202	171,206
Cash - end of period	$524,418	$1,785,084	$73,617	$24,202

Supplemental cash flow information:
Cash payments for interest	$1,557,753	$488,323	$70,462	$349,282

Non-cash investing and financing activities:
Fair value of common stock issuance related to acquisition (Note 4)	$244,950	—	—	—
Fair value of in-the-money conversion feature and common stock and warrant issuances related to debt financing (Note 5)	$2,111,800	—	—	—
Non-cash dividend associated with in-the-money conversion feature of convertible preferred stock issuance (Note 5)	$2,168,033	—	—	—

See Accompanying Notes to Consolidated Financial Statements.

SMALL WORLD KIDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1                    BASIS OF CONSOLIDATION

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

NOTE 2                    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

These financial statements have been prepared in accordance with U.S. GAAP, assuming that the Company will continue as a going concern. The Company will continue to prepare its financial statements on the assumption that it will continue as a going concern. As such, the financial statements do not include any adjustments to reflect possible future effects of the recoverability and classification of assets or the amounts and classification of liabilities that may result from liquidity uncertainties or any future decisions made with respect to the Company’s strategic alternatives.

We have incurred significant losses since our purchase of Small World Toys in May 2004.  As of December 31, 2005, our accumulated deficit was $10,022,000.  As of December 31, 2005, we have $4,700,000 in principal payments due in 2006.  We may not be able to generate sufficient cash flow from operations to meet our debt obligations.  There can be no assurance that we will be able to obtain additional financing or restructuring our debt obligations or that, if we were to be successful in obtaining additional financing or restructuring our debt obligations, it would be on favorable terms.  Failure to obtain additional financing or restructuring our debt obligations may cause us to default on these debt obligations.  In addition, under cross default provisions in the Laurus Security Agreement, defaults under our debt obligations may cause the acceleration of the repayment of the Revolving and Term Notes. This raises substantial doubt about the Company’s ability to continue as a going concern for a reasonable period of time.
Management intends to take the following actions (i) reducing operating expenses, (ii) seeking to obtain new equity and (iii) restructuring the debt obligations.

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

Segments of an Enterprise and Related Information

The Company follows SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information.”  SFAS No. 131 requires that a public business enterprise report financial and descriptive information about its reportable operating segments on the basis that is used internally for evaluating segment performance and deciding how to allocate resources to segments.  We sell developmental toys to the specialty toy market.  We have no other segment which meets the quantitative thresholds for reportable segments.  Our international sales accounted for 3.2% and 2.3% of our net sales in 2005 and 2004, respectively.

Revenue Recognition

We recognize revenue when all four revenue recognition criteria have been met: persuasive evidence of an arrangement exists, the product has been delivered or the service has been rendered, the price is fixed or determinable and collection is probable.  We recognize revenue from product sales upon when all of the foregoing conditions are met which in general is at the time of shipment where the risk of loss and title has passed to the customer.  However, for certain shipments such as direct shipments from our vendors to our customers or where we use consolidators to deliver our products (usually export shipments) revenue is recognized in accordance with the sales terms specified by the respective sales agreements.

Sales allowances for customer promotions, discounts and returns are recorded as a reduction of revenue when the related revenue is recognized.  We routinely commit to promotional sales allowance programs with our customers.  These allowances primarily relate to fixed programs, which the customer earns based on purchases of our products during the year. Discounts are recorded as a reduction of related revenue at the time of sale.  Sales to customers are generally not subject to any price protection or return rights.

We offer extended terms to some of our customers in the first three quarters of the year by way of sales promotions whereby payment will not become due until the fourth quarter if a specified purchase threshold has been met.  This promotion allows us to capture additional shelf space and to capture more of the annual budgets of our retail customers.  The result of this promotion gives rise to a significant increase in accounts receivable through the fourth quarter until substantially all accounts become due and are collected.  Based upon historically low rates of return and collection of substantially all of these extended term accounts, we have determined that revenue is appropriately recognized in accordance with its normal procedures described above.

Advertising Costs

All advertising costs are expensed as incurred and charged to operations within Selling, General and Administrative expenses.  Such costs were $137,000 and $129,000 for the years ended December 31 2005 and December 31 2004, respectively.

Shipping and Handling

All shipping and handling costs related to sales to customers are expensed as incurred and charged to Selling, General and Administrative expenses.  These expenses were $3.1 million and $2.8 million for the years ended December 31 2005 and December 31 2004, respectively.

Barter Transaction

In fiscal year 2004, the Company exchanged $351,000 of excess inventory for advertising, travel and other barter credits valued by the barter provider at the cost of inventory.  The Company recorded the barter credits as a prepaid expense at the $351,000 market value of the inventory exchanged. Additionally, in accordance with Emerging Issues Task Force No. 99-17, “Accounting for Advertising Barter Transactions,” the Company accounted for this transaction as a sale, recording revenue and cost of sales of $351,000 leaving no net impact to income.  The Company did not use any credits in 2005 and only $3,000 of barter credits for travel in 2004.  Since there are no assurances that the company will utilize these credits before they expire at the end of 2006, the Company has determined that the realizability of the credits can not be assured and therefore has written off the credits in 2005

Foreign Currency and International Operations

The Company has no significant foreign assets.  Almost all of our purchases are in US dollar denominations.  Our nominal foreign currency transaction exposures include gains and losses realized on unhedged inventory purchases that are denominated in a currency other than the applicable functional currency.

Cash and Cash Equivalents, Short and Long-Term Investments

For purposes of cash flows, the Company considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents, those with original maturities not greater than three months and current maturities less than twelve months from the balance sheet date are considered short-term investments, and those with maturities greater than twelve months from the balance sheet date are considered long-term investments. The Company maintains bank accounts with balances which, at times, may exceed federally insured limits. The Company has not experienced any losses on such accounts. The Company believes it is not exposed to any significant risk on bank deposit accounts. As of December 31, 2005, the Company had cash balances of $524,000, of which individual bank accounts over $100,000 were not insured by the FDIC.

Accounts Receivable

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

	Year Ended December 31
	2005	2004
Trade Receivables	$7,492,141	$7,257,976
Less: Allowances for doubtful accounts	(350,000)	(252,212)
Accounts receivable, net	$7,142,141	$7,005,764

Inventory

Inventory is valued at the lower of average cost or market.  Inventory costs consist of the purchases of finished goods from our vendors and the associated costs necessary to obtain those inventories.  As necessary, we write down inventory to its estimated market value based on assumptions about future demand and market conditions.  Failure to accurately predict and respond to consumer demand could result in the under production of popular items or overproduction of less popular items which may require additional inventory write-downs which could materially affect our future results of operations.

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

Property and equipment consist of the following:

	December 31, 2005	December 31, 2004
Computer equipment	$324,436	$174,300
Mold cost	246,706	228,332
Warehouse equipment	93,249	65,744
Furniture and fixtures	69,930	56,353
Leasehold improvements	96,706	92,015
	831,027	616,744
Less: accumulated depreciation and amortization	(339,904)	(111,685)
Property and equipment, net	$491,123	$505,059

Depreciation expense for the years ended December 31, 2005 and 2004 was approximately $228,000 and $174,000 respectively.

Intangible Assets

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

The Company also performed an impairment test as of September 2005 for the fair value of the assets acquired from Neurosmith LLC in September 2004.  In 2005, the Company sold $1.2 million in Neurosmith products and approximately met the projections used for the valuation of the assets acquired.  As such, there is no indication of impairment and no adjustment was required to be made.

Components of the Company’s identifiable amortizable intangible assets are as follows (in thousands):

	December 31, 2005			December 31, 2004
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Trade names	$2,092,839	$314,025	$1,778,814	$2,002,643	$111,760	$1,890,883
Customer lists	1,155,685	152,854	1,002,831	840,000	51,333	788,667
Purchased technology	320,971	82,912	238,059	320,971	18,721	302,250
Non-compete agreement	162,549	77,248	85,301	140,000	8,558	131,442
Total	$3,732,044	$627,039	$3,105,005	$3,303,614	$190,372	$3,113,242

Amortization expense of intangible assets for the years ended December 31, 2005 was approximately $452,000 and $190,000 respectively. Estimated amortization expense for the next five succeeding fiscal years and all years thereafter are as follows:

Estimated Amortization Expense
2006	$472,000
2007	443,000
2008	421,000
2009	399,000
2010	318,000
Thereafter	1,060,000
Total	$3,113,000

Prepaid expenses and other current assets

Prepaid expenses and other current assets include deferred design and packaging expenses that are amortized over the life of the applicable product, a barter contract, other prepaid expenses and miscellaneous items as follows:

	December 31, 2005	December 31, 2004
Design and packaging expenses	$395,709	$401,206
Prepaid inventory purchases	—	142,290
Barter contract	—	160,624
Prepaid insurance	157,331	66,198
Prepaid marketing fees	77,161	123,629
Miscellaneous prepaid expenses and other current assets	426,258	731,748
	$1,056,459	$1,625,695

Major Vendors

During the year ended December 31, 2005, our top ten suppliers accounted for 64.7% of the total product purchases. The top two suppliers accounted for 11% and 9% of total purchases, respectively.  Our tools and dies are located at the facilities of our third-party manufacturers.

During the year ended December 31, 2004, our top ten suppliers accounted for 58% of the total product purchases. The top two suppliers accounted for 10% and 8% of total purchases, respectively.

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

	Successor		Predecessor
	Year Ended December 31, 2005	May 21 – December 31, 2004	January 1 – May 21, 2004

Expected life (in years)	10.0	10.0	—
Expected volatility	108.6%	111.8%	—
Risk-free interest rate	4.0%	4.0%
Expected dividend	—	—	—

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

	Successor		Predecessor
	Year Ended December 31, 2005	May 21 – December 31,, 2004	January 1 – May 21, 2004
Net loss attributable to Common Stock as reported	$(8,938,614)	$(1,082,986)	$(134,861)
Deduct: Stock-based employee compensation expense determined under the fair value method for all awards, Net of related tax effects	(264,441)	(420,475)	—
Pro forma net loss	$(9,203,055)	$(1,503,461)	$(134,861)
Basic and diluted net loss per share:
As reported	$(1.67)	$(0.02)	$(13.49)
Pro forma	$(1. 72)	$(0. 03)	$(13.49)

The Company granted 300,000 stock options to four consultants in the first quarter of 2005 for work to be completed throughout the year.  These options were to vest immediately and expire six months from the date of grant.  These options were granted with an exercise price greater than the traded per share value of the underlying common stock on the date of grant.  The value of the options of $535,000 was calculated using the Black-Scholes option-pricing model and recorded as non-cash compensation expense in the year ended December 30, 2005.  16,000 options were exercised by the consultants in the nine months ended September 30, 2005 at an average exercise price of $5.00.  In addition, 140,000 options which had an original expiration date of July 4, 2005 were extended to December 31, 2005 but were cancelled before expiring at year end and the remaining 140,000 options expired unexercised.

The Company also granted 50,000 stock options to a consultant in the first quarter of 2005.  These options vest quarterly over a three year period beginning in the second quarter ended June 30, 2005.  Any unexercised options expire three months after the completion or termination of the consulting agreement.  The value of the options was determined using the Black-Scholes option-pricing model and will be recorded as non-cash compensation expense during service period of the consulting agreement.  The Company recorded compensation expense of $48,000 related to these options during the year ended 2005.

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

The pro forma effects on net income and earnings per share as if we had applied the fair value recognition provisions of original SFAS 123 on stock compensation awards (rather than applying the intrinsic value measurement provisions of APB 25) are in the Notes to Consolidated Financial Statements (see Note 2).  Although the pro forma effects of applying original SFAS 123 may be indicative of the effects of adopting SFAS 123R, the provisions of these two statements differ in some important respects.  The actual effects of adopting SFAS 123R will be dependent on numerous factors including, but not limited to, the valuation model chosen by to value stock-based awards; the assumed award forfeiture rate; the accounting policies adopted concerning the method of recognizing the fair value of awards over the requisite service period; and the transition method chosen for adopting SFAS 123R.  Adoption of this accounting standard will have a material adverse impact on our consolidated financial statements.  This statement will be effective for our first quarter ending March 31, 2006.

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments” (“SFAS 155”), which amends SFAS No. 133, “Accounting for Derivatives Instruments and Hedging Activities” (“SFAS 133”) and SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities” (“SFAS 140”). SFAS 155 amends SFAS 133 to narrow the scope exception for interest-only and principal-only strips on debt instruments to include only such strips representing rights to receive a specified portion of the contractual interest or principle cash flows. SFAS 155 also amends SFAS 140 to allow qualifying special-purpose entities to hold a passive derivative financial instrument pertaining to beneficial interests that itself is a derivative instruments. The Company is currently evaluating the impact this new Standard, but believes that it will not have a material impact on the Company’s financial position, results of operations or cash flows. We will adopt SFAS 155 on January 1, 2007.

In May 2005, the FASB issued Statement No. 154, “Accounting Changes and Error Corrections—a replacement of APB Opinion No. 20 and FASB Statement No. 3” (“SFAS No. 154”).  This Statement replaces APB Opinion No. 20, “Accounting Changes” and FASB Statement No. 3, “Reporting Accounting Changes in Interim Financial Statements,” and changes the requirements for the accounting for and reporting of a change in accounting principle.  SFAS No. 154 applies to all voluntary changes in an accounting principle and to any changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions.  SFAS No. 154 requires that all voluntary changes in accounting principles are retrospectively applied to prior financial statements as if that principle had always been used, unless it is impracticable to do so.  SFAS No. 154 is effective for accounting changes and error corrections occurring in fiscal years beginning after December 15, 2005.  The adoption of this standard, beginning in fiscal year 2006, is not expected to have any material effect on our operating results or financial condition.

In December 2004, the FASB Statement 153,“Exchanges of Nonmonetary Assets - An Amendment of APB Opinion No. 29” (SFAS 153).  The standard is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged and eliminates the exception under APB Opinion No. 29 for an exchange of similar productive assets and replaces it with an exception for exchanges of nonmonetary assets that do not have commercial substance.  The standard is effective for nonmonetary exchanges occurring in fiscal periods beginning after June 15, 2005. The adoption of SFAS 153 did not have a material impact on the Company’s financial position or results of operations.

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs”, an amendment of Accounting Research Bulletin No. 43, Chapter 4.  This Statement is the result of a broader effort by the FASB working with the International Accounting Standards Board to reduce differences between U.S. and international accounting standards. SFAS No. 151 eliminates the “so abnormal” criterion in ARB No. 43 and companies will no longer be permitted to capitalize inventory costs on their balance sheets when the production defect rate varies significantly from the expected rate.  It also makes clear that fixed overhead should be allocated based on “normal capacity.” SFAS No. 151 is effective for inventory costs incurred during fiscal years beginning after September 15, 2005.  We will adopt this standard in the first quarter of 2006 but does not believe that it will have a material effect on the results of operations or consolidated financial position.

On September 28, 2005, the FASB ratified the following consensus reached in EITF Issue 05-8 (“Income Tax Consequences of Issuing Convertible Debt with a Beneficial Conversion Feature”): a) The issuance of convertible debt with a beneficial conversion feature results in a basis difference in applying SFAS No. 109, Accounting for Income Taxes. Recognition of such a feature effectively creates a debt instrument and a separate equity instrument for book purposes, whereas the convertible debt is treated entirely as a debt instrument for income tax purposes. b) The resulting basis difference should be deemed a temporary difference because it will result in a taxable amount when the recorded amount of the liability is recovered or settled. c) Recognition of deferred taxes for the temporary difference should be reported as an adjustment to additional paid-in capital. This consensus is effective in the first interim or annual reporting period commencing after December 15, 2005, with early application permitted. The effect of applying the consensus should be accounted for retroactively to all debt instruments containing a beneficial conversion feature that are subject to EITF Issue 00-27, “Application of Issue No. 98-5 to Certain Convertible Debt Instruments” (and thus is applicable to debt instruments converted or extinguished in prior periods but which are still presented in the financial statements). Management is evaluating the impact of this pronouncement on the Company’s financial statements

In September 2005, the FASB approved EITF Issue 05-7, “Accounting for Modifications to Conversion Options Embedded in Debt Securities and Related Issues” (“EITF 05–7”). EITF 05–7 addresses that the changes in the fair value of an embedded conversion option upon modification should be included in the analysis under EITF Issue 96–19, “Debtor’s Accounting for a Modification or Exchange of Debt Instruments,” to determine whether a modification or extinguishment has occurred and that changes to the fair value of a conversion option affects the interest expense on the associated debt instrument following a modification. Therefore, the change in fair value of the conversion option should be recognized upon the modification as a discount or premium associated with the debt, and an increase or decrease in additional paid-in capital. EITF 05–7 is effective for all debt modifications in annual or interim periods beginning after December 15, 2005. Management is evaluating the impact of this pronouncement on the Company’s financial statements

In June 2005, the Emerging Issues Task Force, or EITF, reached a consensus on Issue 05-6, Determining the Amortization Period for Leasehold Improvements, which requires that leasehold improvements acquired in a business combination or purchased subsequent to the inception of a lease be amortized over the lesser of the useful life of the assets or a term that includes renewals that are reasonably assured at the date of the business combination or purchase. EITF 05-6 is effective for periods beginning after July 1, 2005. We do not expect the provisions of this consensus to have a material impact on the company’s financial position, results of operations or cash flows.

In June 2005, the FASB ratified EITF Issue No. 05-2, “The Meaning of ‘Conventional Convertible Debt Instrument’ in EITF Issue No. 00-19, ‘Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in a Company’s Own Stock” (“EITF No. 05-2”), which addresses when a convertible debt instrument should be considered ‘conventional’ for the purpose of applying the guidance in EITF No. 00-19. EITF No. 05-2 also retained the exemption under EITF No. 00-19 for conventional convertible debt instruments and indicated that convertible preferred stock having a mandatory redemption date may qualify for the exemption provided under EITF No. 00-19 for conventional convertible debt if the instrument’s economic characteristics are more similar to debt than equity. EITF No. 05-2 is effective for new instruments entered into and instruments modified in periods beginning after June 29, 2005. The Company has applied the requirements of EITF No. 05-2 to new instruments entered into and instruments modified in periods beginning after June 29, 2005. The Company does not expect its financial statements to be significantly impacted by this statement.

NOTE 3                    INCOME TAXES

The Company accounts for its income taxes using the Financial Accounting Standards Board Statements of Financial Accounting Standards No. 109, “Accounting for Income Taxes,” which requires the establishment of a deferred tax asset or liability for the recognition of future deductible or taxable amounts and operating loss and tax credit carryforwards.  Deferred tax expense or benefit is recognized as a result of timing differences between the recognition of assets and liabilities for book and tax purposes during the year.

Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  Deferred tax assets are recognized for deductible temporary differences and operating loss, and tax credit carryforwards.  A valuation allowance is established to reduce that deferred tax asset if it is “more likely than not” that the related tax benefits will not be realized.

No provision for federal taxes has been provided for year ended 2003 and the period January 1 - May 20, 2004 as the predecessor was a S corporation.

The provision (benefit) for income taxes

	Successor
	Year Ended December 31, 2005	May 21 – December 31, 2004
Current
State	$459	$0
Federal	0	0
	459	0

Deferred
State	(600,573)	(138,410)
Federal	(2,094,989)	(485,285)
	2,695,563	(623,695)
Change in Valuation Allowance	2,402,685	0

Total	$(292,419)	$(623,695)

The reconciliation of income tax provision computed at federal statutory rates to income tax expense is as follows

Tax at federal statutory rates	35.0%	34.0%
State taxes	5.8%	4.0%
Goodwill amortization	0.0%	0.0%
Meals and Entertainment	-0.1%	0.0%
Penalties	0.0%	0.0%
Change in valuation allowance	-35.5%	0.0%
Other	-1.0%	-4.0%

Total	4.3%	34.0%

Net deferred tax assets at December 31, 2005 and 2004 are as follows:

Current

Allowance for returns and doubtful accounts	$150,096	$0
Accrued expenses	0	0
Inventory	264,511	0
Net operating loss carryforwards	0	0
Accrued pension	0	0
Contributions Carryover	4,409	0
State tax	183,841	0

	$602,857	0

Noncurrent

Basis difference in fixed assets	$(216)	$13,304
Mark-to-market adjustment on warrants	(174,124)	0
Intangibles assets	(933,251)	(848,000)
Net operating loss carryforwards	3,043,823	432,251
Other	0	39,730
State tax	(136,404)	(73,592)
	$1,799,828	(436,307)

Net deferred tax asset/(liability)	$2,402,685	(436,307)

Valuation allowance	$(2,402,685)

The Company has loss carryforwards of approximately $6,890,000 and 1,566,000 for the Years Ended December 31, 2005 and 2004, respectively, from continuing operations, which may be used to offset future United States federal taxes, which begin to expire in 2024 and state income taxes, which begin to expire in 2014.

NOTE 4                    ACQUISITIONS

On June 24, 2005, the Company acquired certain assets of Imagiix LP (the “Seller”) for $150,000 in cash (excluding transaction expenses) and 50,000 restricted shares of the Company’s Common Stock.  Imagiix is a developer and marketer of infant, toddler and preschool toys sold under the Imagiix® brand name and under various licenses, including Garfield and Jay Jay the Jet Plane.  The 50,000 shares of Common Stock issued to the Seller had a value of $245,000 based on the closing price of the Company’s Common Stock on June 24, 2005.  Of the $150,000 cash purchase component, $100,000 was paid upon closing with $50,000 due on December 15, 2005.  Additional cash consideration may be earned by the Seller based on sales by the Company of 3% of the products in the Seller’s catalogs and 5% of new products developed by the Seller and future products developed within the Jay Jay the Jet Plane and Garfield product lines.  The Company also incurred approximately $35,000 in acquisition related costs which are included in the total purchase price.  In addition, the Company paid $20,000 to the Seller as an advance against sales of the Seller’s existing inventory which the Company has agreed to sell, splitting the proceeds equally.  This transaction has been accounted for under the purchase method of accounting and was allocated to the net assets of Imagiix based on their estimated relative fair values on June 24, 2005.

On October 14, 2005, The Company and its newly-formed acquisition subsidiary, Fashion Angels Enterprises, Inc., a Wisconsin corporation (“Fashion Angels”), entered into an Agreement for Purchase and Sale of Assets (the “Purchase Agreement”) with M&G Partners, LLP, a Wisconsin limited liability partnership, d/b/a The Bead Shop (“Seller”), and Mark Miller, Goldi Miller and Myra Mouloudji, the partners of Seller.  The Purchase Agreement was amended on January 5, 2006 to extend the closing date to January 16, 2006.  Seller designs and manufactures “tween” girl products, including arts and crafts, accessories, dolls and back to school products (the “Business”). Pursuant to the terms of the Purchase Agreement, Fashion Angels was to purchase all of the assets utilized in connection with the Business and was to assume certain of Seller’s liabilities associated with the Business.  On February 17, 2006, M&G Partners, LLP sent notification to the Company that the Purchase Agreement is terminated as the closing did not occur on or before January 16, 2006.

NOTE 5                    LONG-TERM DEBT

Components of long-term debt are as follows (net of discounts):

	December 31, 2005	December 31, 2004
Senior Secured Credit Facility	$8,115,641	$8,229,262
10% Bridge Notes Due 2006 (less discounts of $762,576 and $637,652, respectively)	1,737,424	2,562,348
24% Notes Due 2006 (less discounts of $0 and $0, respectively)	1,000,000	—
10% Convertible Debentures Due 2008 (less discounts of $1,250,630 and $0, respectively)	249,370	—
10% Note Due 2009 – SWT LLC (related party)	—	5,000,000
5% Note Due 2005 & 2006 – Former shareholder (related party)	675,119	700,000
10% Note Due 2006 - Related party (less discounts of $62,324 and $0, respectively)	437,676	—
	12,215,230	16,491,610
Less: current portion	(11,965,860)	(2,824,848)
	$249,370	$13,666,762

Senior Secured Credit Facility

Small World Toys maintains an asset-based revolving credit facility (“Credit Facility”) with PNC Bank (“PNC) with a maximum asset based borrowing limit of $16.5 million including a Seasonal Advance of $1.5 million and was subsequently repaid on February 28, 2006 with the use of proceeds from the Secured Non-Convertible Revolving Note that the Company entered into with Laurus Master Funds, Ltd.   The asset base includes all eligible Receivables and Inventory as defined in the Revolving Credit and Security Agreement (“Credit Agreement”) dated December 15, 2004.  Interest is payable monthly at PNC’s prime rate plus 0.50%.  The Company’s obligation under the Credit Facility is collateralized by a security interest in the assets of Small World Toys, a guaranty by Small World Kids which is secured by certain shares of Small World Toys and a limited guaranty of Debra Fine, the Chief Executive Officer and President of Small World Kids and Small World Toys.  On January 14, 2005, PNC agreed to amend the Credit Agreement to March 14, 2005 increasing the concentration limit for receivables with standard terms owing from the Company’s largest customer from 10% to 25%.  On May 12, 2005 the PNC agreed to amended the Credit Agreement to adjust the borrowing limit based on a percentage of eligible Receivables as follows: (i) from 80% to 90% until December 14, 2005; (ii) from 90% to 85% for the period December 15, 2005 to December 31, 2005.  On January 1, 2006 the eligibility percentages will revert to the original Credit Agreement terms which are 80% from January 1 to June 30, and 85% from July 1 to December 31 until its scheduled expiration on November 30, 2007.  Additionally, the amended Credit Agreement requires that repayment of any borrowings under the Seasonal Advance which was repaid in-full in increments of $500,000 each on November 30, 2005, December 15, 2005 and December 31, 2005.

The Credit Agreement contains a number of financial covenants including a Fixed Charge Coverage Ratio (“FCCR”) covenant.  The FCCR covenant requires the Company to maintain a ratio of 1:1 of available cash flow from operations to required payments as a result of the Company’s debt obligations.  As of December 31, 2005, the Company’s FCCR calculated per the terms of the Credit Agreement was 1:0.02.  As a result the Company was in default under the terms of the Credit Agreement.

On February 28, 2006, Small World Kids, Inc. entered into a Secured Non-Convertible Revolving Note (the “Revolving Note Agreement”) with Laurus Master Funds, Ltd. (“Laurus”).  Proceeds from the Revolving Note were used to repay funds borrowed under the secured asset-based revolving credit facility with PNC Bank (“PNC”) and the PNC facility was terminated (Note 13 Subsequent Events).

10% Bridge Notes Due 2006 - St Cloud Capital Partners LP

On September 15, 2004, we entered into a Note Purchase Agreement with St. Cloud Capital Partners L.P. (“St. Cloud”), pursuant to which we issued to St. Cloud a 10% Convertible Promissory Note in the aggregate amount of $2,000,000, due September 15, 2005. The Company also was required to pay a closing fee of $80,000 and a management fee of $80,000 to St.Cloud.  In connection with the issuance of the note, we issued St. Cloud 650,000 shares of common stock and warrants to purchase an additional 350,000 shares of common stock.  The warrants are exercisable at an exercise price per share equal to the lesser of

$.50 per share or the average price of the Put Agreements (Note 7).  The warrants expire in September 2008.  St.Cloud can elect at its option, but limited to one time, to convert any unpaid principal portion and accrued interest on this note into shares of the Company common stock at the conversion price equal to the average price per share of the Put Agreements for all tranches.  The Company has granted certain registration rights whereby the Company agreed to include the common stock and warrants in the registration statement which will be filed by the Company with the Securities and Exchange Commission (the “SEC”) in connection with the Put Agreements.

In the first quarter of 2005 the Company reclassified the value of 165,000 shares of stock granted to St. Cloud Capital Partners LP in conjunction with the Note Purchase Agreement (the “Agreement”) as of September 15, 2004 from a liability to equity.  At inception it was believed that the Company may have had an unconditional obligation as set forth under SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity (“SFAS 150”) and recorded the value of $325,000 as a liability.  During the first quarter of 2005, based upon further information and analysis of the Agreement, the Company reclassified the amount as it was determined that the Shares granted are more appropriately classified as equity.

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

In addition, as a result of the termination of the Put Agreements, the Notes no longer have registration obligations.  As such, the Company has reclassified the $115,000 fair market value of those September 15, 2004 warrants issued in conjunction with the Notes initially classified as a liability to permanent equity in accordance with SFAS 150 and EITF 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock (“EITF 00-19”).

On November 11, 2005, the Company entered into a Second Amendment to the Agreement with St. Cloud pursuant to which the Company issued to St. Cloud a new promissory note (the “Replacement Note”) replacing the existing note to St. Cloud in the principal amount of $2,500,000 (the “Loan Amount”).  Under the Replacement Note, the maturity date of the Loan Amount was extended to September 15, 2006.  The Replacement Note is convertible into shares of the Common Stock of the Company at $4.00 per share (subject to adjustment) or, as to up to 50% of the Loan Amount, into securities issued by the Company in a financing with gross proceeds of at least $12,500,000.  As the Replacement Note is convertible at a price below the fair market value on the date of issuance, it is deemed to have a beneficial conversion feature with an intrinsic value of $912,000.  In consideration of the agreement of St. Cloud to accept the Replacement Note, the Company issued to St. Cloud two warrants to purchase an aggregate of 75,000 shares of Common Stock (the “New Warrant Shares”) as follows:  a First Warrant for 50,000 shares at $6.00 per share exercisable for a number of New Warrant Shares (each, a “Tranche”) in accordance with the following:  12,500 shares to be vested at Closing and 12,500 shares (or the prorated portion thereof as provided in the Warrant) to be vested on January 1, 2006, April 1, 2006 and July 1, 2006 (a “Vesting Date”); and a Second Warrant for 25,000 shares at $7.50 per share, 6,250 shares to be is vested at Closing and 6,250 shares (or the prorated portion thereof as provided in the Warrant) to be vested on each Vesting Date, provided that the applicable Warrant may not be exercised for a specific Tranche if the Replacement Note is not outstanding on the applicable Vesting Date.  The number of New Warrant Shares is proportionally reduced, as of a Vesting Date, if the principal amount of the Note is less than the Loan

Amount. The Company determined the Replacement Note resulted in a substantial modification due to the new maturity date and the conversion feature and accordance with Emerging Issues Task Force EITF Issue 96-19 Debtor’s Accounting for a Modification or Exchange of Debt, the exchange transaction was accounted for as an extinguishment of debt.  As such, the relative fair market value were deemed to be fees paid associated with the extinguishment of the old debt instrument and included as debt extinguishment loss to be recognized in the current period.    The relative fair value of these warrants was determined to be $231,000 using the Black-Scholes option pricing model.

 10% Bridge Notes Due 2006 - Strome Hedgecap Ltd Bridge Notes

On September 16, 2004, we entered into a Note Purchase Agreement with Strome Hedgecap Ltd. (“Strome”), pursuant to which we issued to Strome a 10% Convertible Promissory Note in the aggregate amount of $1,200,000, due September 16, 2005.  The Company also was required to pay a closing fee of $96,000 to Strome.  In connection with the issuance of the Note we issued Strome warrants to purchase 1,344,000 shares of common stock.  The warrants are exercisable at an exercise price per share equal to the lesser of $.50 per share or the average price of the Put Agreements (Note 7).  The warrants expire in September 2008.  The Company has granted certain registration rights whereby the Company agreed to include the common stock and warrants in the registration statement which may be filed by the Company with the SEC in connection with the Put Agreements.  On October 3, 2005 the Company obtained additional funding through the issuance of $1.5 million in 10% Convertible Debentures and retired the $1.2 million Bridge Notes.

In addition, as a result of the termination of the Put Agreements, the 10% Convertible Promissory Note no longer had registration obligations.  As such, the Company has reclassified the $395,000 fair market value of those September 16, 2004 warrants issued in conjunction with this note initially classified as a liability to permanent equity in accordance with SFAS 150 and EITF 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock (“EITF 00-19”).

24% Notes Due 2006

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

10% Convertible Debentures Due 2008

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

The cumulative value of the beneficial conversion feature, the warrants and the cash fee paid capped at $1.5 million was recorded as a discount to the debt issuance to be amortized over the life of the loan.

10% Note Due 2009 – SWT LLC - Conversion

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

5% Note Due 2005 & 2006 – Former shareholder

As part of the purchase for SWT Shares on May 20, 2004, the Company entered into a contingent earnout with the former shareholder of Small World Toys.  The Company agreed to a two year promissory note, payable in quarterly installments commencing April 2005 with a minimum payment of $700,000 and a maximum payment of $1,500,000, if certain sales targets are achieved in 2005 and 2006.  In 2005, the seller earned $673,000 based on the Company obtaining $33.7 million in net sales of which $350,000 was paid in quarterly installments in 2005 and the balance due in 2006 to be paid on a $60,000 per month payment schedule commencing on April 2006.  The 2006 earnout is based on 2% of 2006 net sales up to a maximum of $800,000.  Of the 2006 earnout, a minimum quarterly payment of $87,500 will be paid with the balance earned due January 2007.

10% Note Due 2006 - Related Party

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

NOTE 6: WARRANT LIABILITY

The warrants issued to Gamma Opportunity Capital Partners LP and Bushido Capital Master Fund LP in consideration for the issuance of the Debentures are subject to registration rights requiring the Company to register the underlying shares with the SEC within 120 days of the issuance of the Debentures.  In accordance with EITF 00-19, the value of the warrants of $1,077,000 has been recorded as a liability subject to market-to-market revaluation at each period end.  Any change in fair value from the date of issuance to the date the underlying shares are registered will be included in other (expense) income.  The change in fair value from the date of issuance to December 31, 2005 of $388,000 has been included in other income.

NOTE 7: PUT AGREEMENT

As a result of the conversion of the July 20, 2005 amended agreement with St. Cloud, the issuance of $500,000 in Notes on August 11, 2005 and the $5 million Bridge Note discussed above, the stock purchase agreement (“Put Agreements”) entered into by the Company in 2004 with each of Wire Mill Partners III LLC, LLC and Pewter Hill Partners LLC (“Purchasers”) that obligated each of them to purchase, upon the Company’s election, up to 1,010,000 shares of the Company’s Common Stock for an aggregate purchase price of $6.3 million (representing a total commitment of $12.6 million) have been automatically terminated.

NOTE 8: COMMITMENTS AND CONTINGENCIES

As part of the purchase for SWT Shares on May 20, 2004, the Company entered into a contingent earnout with the former shareholder of Small World Toys.  The Company agreed to a two year promissory note, payable in quarterly installments commencing April 2005 with a minimum payment of $700,000 and a maximum payment of $1,500,000, if certain sales targets are achieved in 2005 and 2006.  In 2005, the seller earned $673,000 based on the Company obtaining $33.7 million in net sales of which $350,000 was paid in quarterly installments in 2005 and the balance due in 2006 to be paid on a $60,000 per month payment schedule commencing on April 2006.  The 2006 earnout is based on 2% of 2006 net sales up to a maximum of $800,000.  Of the 2006 earnout, a minimum quarterly payment of $87,500 will be paid with the balance earned due January 2007.

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

On September 7, 2005, Small Play, Inc. (“Small Play”) filed an action in the United States District Court for the Southern District of New York against Small World Toys alleging $3 million in damages in connection with a supposed breach of an alleged oral licensing agreement.  As the contemplated license stipulated a $12,000 per year guaranteed royalty payment, the alleged damages are believed to be excessive. The Company disputes Small Play’s claims and intends to defend strenuously against these claims.  We filed a motion to dismiss that was briefed as of February 13, 2006.  The motion has not yet been decided, and no trial date has yet been set for the case.

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

Our corporate headquarters are located at 5711 Buckingham Parkway, Culver City, California 90230, where we lease approximately 28,000 square feet and sublease approximately 17,000.  This lease expires on June 30, 2006.  We also lease approximately 62,000 square feet of warehouse space in Carson, California.  This lease expires on June 30, 2006.  We are currently in negotiations with both landlords to extend the leases.  We also lease 1,200 square feet of office space in China in the town of ChangAn, in the GuangDong Province.  This one year lease expires November 1, 2006.  The aggregate future rental rates are:

Year Ending December 31, 2006	$346,000

The Company is party to several license agreements for the acquisition and development of certain toys and related manufacturing, licensing and distribution rights.  Royalties range from 3% to 10% of various categories of sales.  The agreements remain in effect for as long as the Company manufactures and sells the toys.

NOTE 9: EARNINGS (LOSS) PER SHARE

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

The Company had no dilutive securities for the years ended December 31, 2005 and 2004 due to the Company having a net loss for each year and therefore none of the outstanding stock options and warrants aggregating 9,222,809 and 8,264,000 for 2005 and 2004, respectively, potential common shares were included in the calculations of earnings per share.  For the year ended December 31, 2003, the predecessor had no dilutive securities since there were no outstanding options or warrants.

NOTE 10: PROFIT SHARING PLAN

The Company has a qualified 401(k) profit sharing plan in effect for eligible employees.  The plan provides for pre-tax employee contributions.  A portion of the pre-tax employee contributions will be matched by the Company on a discretionary basis.  The plan also provides for annual contributions at the discretion of the Company.  Total contributions are not to exceed annual amounts deductible under Internal Revenue Service regulations.  No contributions were made for the years ended December 31, 2005 and December 31, 2004.

NOTE 11: SELECTED QUARTERLY FINANCIAL DATA (Unaudited)

	Quarters Ended
	Mar. 31, 2005	Jun. 30, 2005	Sep. 30, 2005	Dec. 31, 2005
	(In thousands, except per share data)
Net sales	$7,152	$6,164	$9,532	$10,907
Gross profit	$3,248	$2,310	$3,358	$4,221
Net Income (loss)	$(1,992)	$(1,805)	$(1,206)	$(1,768)
Net Income (loss) attributed to common stock	$(1,992)	$(1,805)	$(3,374)	$(1,768)
Income (loss) per share (basic and diluted)(1)	$(0.38)	$(0.34)	$(0.62)	$(0.33)

	Quarters Ended
	Mar. 31, 2004	Jun. 30, 2004	Sep. 30, 2004	Dec. 31, 2004
	(In thousands, except per share data)
Net sales	$6,597	$5,400	$7,678	$9,819
Gross profit	$2,945	$2,377	$3,088	$3,692
Net Income (loss)	$43	$(795)	$(25)	$(434)
Net Income (loss) attributed to common stock	$43	$(795)	$(25)	$(434)
Income (loss) per share (basic and diluted)(1)	$4.31	$(0.33)	$(0.00)	$(0.08)

(1) Per share amounts are reflective of the Reverse Split for all periods reported.

NOTE 12: VALUATION

Description	Balance at Beginning of Period	Charged to Costs and Expenses	Write-offs	Balance at end of Period
Allowance for doubtful accounts:

Year ended December 31, 2003	$434,164	$152,904	$(412,068)	$175,000
Year ended December 31, 2004	$128,180	$271,154	$(147,122)	$252,212
Year ended December 31, 2005(1)	$252,212	$3,055	$94,733	$350,000

Reserve for shrinkage, obsolescence, and scrap

Year ended December 31, 2003	$0	$0	$(0)	$0
Year ended December 31, 2004	$0	$0	$(0)	$0
Year ended December 31, 2005	$0	$315,000	$(0)	$315,000

(1) Includes recovery of $141,000 that was written off in 2003.

NOTE 13: SUBSEQUENT EVENTS

On October 14, 2005, The Company and its newly-formed acquisition subsidiary, Fashion Angels Enterprises, Inc., a Wisconsin corporation (“Fashion Angels”), entered into an Agreement for Purchase and Sale of Assets (the “Purchase Agreement”) with M&G Partners, LLP, a Wisconsin limited liability partnership, d/b/a The Bead Shop (“Seller”), and Mark Miller, Goldi Miller and Myra Mouloudji, the partners of Seller.  The Purchase Agreement was amended on January 5, 2006 to extend the closing date to January 16, 2006.  Seller designs and manufactures “tween” girl products, including arts and crafts, accessories, dolls and back to school products (the “Business”). Pursuant to the terms of the Purchase Agreement, Fashion Angels was to purchase all of the assets utilized in connection with the Business and was to assume certain of Seller’s liabilities associated with the Business.  On February 17, 2006, M&G Partners, LLP sent notification to the Company that the Purchase Agreement is terminated as the closing did not occur on or before January 16, 2006.

On April 28, 2005 the Company entered into Term Credit Agreements (“Credit Agreements”) with Hong Kong League Central Credit Union and PCCW Credit Union (collectively the “Lenders”) for unsecured loans totaling $750,000 due on or before August 31, 2005.  Interest is charged at a rate of 2% per month and is payable monthly in arrears.  On June 10, 2005 the Company entered into additional Credit

Agreements with Hong Kong League Central Credit Union and HIT Credit Union for unsecured loans totaling $250,000 due on or before September 30, 2005.  Effective August 31, 2005 the maturity dates of all outstanding unsecured loans with the Lenders were extended to the earlier of the closing of a financing transaction with net proceeds of at least $20 million or March 1, 2006.  Effective February 28, 2006 the maturity dates of all outstanding unsecured loans with the Lenders were extended to the earlier of the closing of a financing transaction with net proceeds of at least $20 million or August 11, 2006.

On February 28, 2006, Small World Kids, Inc. issued a Secured Non-Convertible Revolving Note (the “Revolving Note”) with Laurus Master Fund, Ltd. (“Laurus”).  The term of the Revolving Note is two years and provides that we may borrow up to $16,500,000 subject to certain conditions.  Interest is payable monthly, in arrears at a rate per annun equal to the Prime Rate (as published in The Wall Street Journal) plus two percent (2.0%). The Revolving Note has no financial covenants and is collateralized by a security interest in substantially all of the assets of the Company and its subsidiaries, including its operating subsidiary, Small World Toys. Proceeds from the Revolving Note were used to repay funds borrowed under the secured asset-based revolving credit facility with PNC Bank (“PNC”) and the PNC facility was terminated.

On February 28, 2006, Small World Kids, Inc., also issued pursuant to a security agreement (the Laurus “Security Agreement”) a $2.0 million, two year Secured Non-Convertible Term Note (the “Term Note “) with Laurus. Commencing April 1, 2006 and each succeeding month after, the Company will make principal payments of $33,333 with all the balance of the unpaid principal amount due upon the maturity date of February 28, 2008.  Interest is payable monthly, in arrears at a rate per annum equal to the Prime Rate (as published in The Wall Street Journal) plus three percent (3.0%). The Term Note has no financial covenants and is collateralized by the Laurus Security Agreement.

In consideration for the Revolving Note and the Term Note, the Company issued to Laurus a warrant (“Warrant”) to purchase 1,036,000 shares of common stock at a $0.001 per share exercise price.

On March 20, 2006, the Company entered into a Purchase Order Revolving Credit Line (“PO Credit Line”) of Five Million Dollars ($5,000,000) with Horizon Financial Services Group USA to finance purchase orders. The term of the PO Credit Line is eighteen (18) months and provides that we may borrow up to $5,000,000 subject to certain conditions including Horizon’s approval of the applicable vendors.  A financing fee equal to Four and One Half Percent (4.50%) of the gross amount or face value of each Horizon financing instrument will be charged for the first forty-five (45) day period or part thereof that the financing instrument remains outstanding. An additional fee of fifty basis points (.50%) for each additional period of 15 days, or part thereof, during which the Horizon financing instrument remains outstanding will be charged. The PO Credit Line has no financial covenants and is collateralized by a security interest, junior in position to that of our senior lender, Laurus Master Funds, Ltd, to the assets related to the PO Credit Line transactions.

On March 23, 2006, the Company appointed John Matise as Chief Operating Officer.  Mr. Matise has been on the board of directors of the Company since 2004.  The Company’s prior Chief Operating Officer, John Nelson, will continue to assist the company in a consulting capacity.