Form 10-Q
period 2006-03-31
SMALL WORLD KIDS INC
filed 2006-05-22
CIK 1157564

UNITED STATES SECURITIES AND EXCHANGE
COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

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

The number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 5,410,575 common shares as of May 22, 2006.

SMALL WORLD KIDS, INC.

FORM 10-Q

PART 1 - FINANCIAL INFORMATION

Item 1.    Financial Statements

SMALL WORLD KIDS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2006	December 31, 2005
	(unaudited)
ASSETS
Current assets:
Cash	$17,965	$524,418
Accounts receivable - net of allowances of $400,237 and $350,000 respectively	6,782,908	7,142,141
Inventory	4,801,875	4,529,864
Prepaid expenses and other current assets	1,361,427	1,056,459
Total current assets	12,964,175	13,252,882
Property and equipment, net	442,837	491,123
Goodwill	2,477,117	2,477,117
Other intangible assets, net	2,987,079	3,105,005
Debt issuance costs and other assets	3,445,923	184,266
Total Assets	$22,317,131	$19,510,393

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities:
Accounts payable	$4,706,514	$3,690,970
Accrued liabilities	2,303,293	2,153,008
Current portion of long-term debt	3,469,467	11,290,741
Current portion of notes payable to related parties	675,119	675,119
Warrant liability	2,470,289	688,698
Total current liabilities	13,624,682	18,498,536
Long-term debt	9,901,473	249,370
Total liabilities	23,526,155	18,747,906
Stockholders equity (deficit):
10% Class A Convertible Preferred Stock, no par:
Authorized - 5,000,000 shares Outstanding – 250,000 shares and 250,000, respectively	4,992,080	4,992,080
Common Stock, $.001 par value:
Authorized - 100,000,000 shares Outstanding – 5,410,575 shares and 5,410,575 shares, respectively	5,411	5,411
Additional paid-in capital	5,789,278	5,786,596
(Accumulated deficit)	(11,995,793)	(10,021,600)
Total stockholders’ (deficit)	(1,209,024)	762,487
Total liabilities and stockholders’ equity (deficit)	$22,317,131	$19,510,393

See Accompanying Notes to Condensed Consolidated Financial Statements.

SMALL WORLD KIDS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended March 30,
	2006	2005

Net Sales	$6,447,994	$7,152,180

Cost of sales	4,299,866	3,904,172

Gross profit	2,148,128	3,248,008

Operating expenses:
Selling, general and administrative	3,368,178	3,634,574
Research and development	456,341	488,023
Amortization of intangibles	117,926	90,617
Total operating expenses	3,942,445	4,213,214

Loss from operations	(1,794,317)	(965,206)

Other income (expense):
Interest expense	(1,038,997)	(613,912)
Warrant valuation adjustment	804,213	(494,574)
Other	54,908	81,248
Total other income (expense)	(179,876)	(1,027,238)

Net loss	(1,974,193)	(1,992,444)

Dividends	(125,000)	—

Net loss attributable to common stock	(2,099,193)	(1,992,444)

Loss per share:
Basic & diluted	$(0.39)	$(0.38)

Weighted average number of shares:
Basic & diluted	5,410,575	5,312,875

See Accompanying Notes to Condensed Consolidated Financial Statements.

SMALL WORLD KIDS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Three Month Ended March 31, 2006	Three Month Ended March 31, 2005
Cash flows from operating activities:
Net loss	$(1,974,193)	$(1,992,444)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	49,593	60,169
Amortization of intangibles	117,926	90,617
Non-cash compensation expense	127,682	81,834
Non-cash interest expense	636,543	243,350
Change in fair value of warrant liability	(804,213)	170,224
Changes in operating assets and liabilities in:
Receivables	359,233	(521,375)
Inventories	(272,011)	(1,357,903)
Prepaid expenses and other assets	(412,338)	(192,359)
Accounts payable	1,015,544	1,231,737
Accrued liabilities	150,285	420,924
Other	(922,385)	(55,000)
Net cash used in operating activities	(1,928,334)	(1,820,226)

Cash flows from investing activities:
Purchases of property and equipment	(1,307)	(43,035)
Net cash used in investing activities	(1,307)	(43,035)

Cash flows from financing activities:

Short-term debt borrowings (payments), net of expenses	(8,115,641)	130,563

Long-term debt borrowings (payments), net of expenses	9,538,829	—
Payments to former shareholder		—
Proceeds from common stock issuances	—	364,350
Net cash provided by financing (used for) activities	1,423,188	494,913

Net increase (decrease) in cash	(506,453)	(1,368,348)
Cash - beginning of period	524,418	1,785,084
Cash - end of period	$17,965	$416,736

Supplemental cash flow information:
Cash payments for interest	$327,850	$105,475

Non-cash investing and financing activities:
Fair value of warrant issuances related to debt financing (Note 6)	$2,585,804	—

See Accompanying Notes to Condensed Consolidated Financial Statements.

SMALL WORLD KIDS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1                            BASIS OF CONSOLIDATION

The accompanying unaudited condensed consolidated interim financial statements have been prepared by the Company on the same basis as the Company’s December 31, 2005 audited financial statements and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, some of the information and footnote disclosure normally required by accounting principles generally accepted in the United States (“US GAAP”) has been condensed or omitted. These interim condensed consolidated financial statements and notes should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005. All adjustments necessary for a fair presentation have been made and include all normal recurring adjustments. Interim results of operations are not necessarily indicative of results to be expected for the year.

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

We have incurred significant losses since our purchase of Small World Toys in May 2004. As of March 31, 2006, our accumulated deficit was $12.0 million. As of March 31, 2006, we have $4.7 million in principal payments due in 2006. We may not be able to generate sufficient cash flow from operations to meet our debt obligations. There can be no assurance that we will be able to obtain additional financing or restructuring our debt obligations or that, if we were to be successful in obtaining additional financing or restructure our debt obligations, it would be on favorable terms. Failure to obtain additional financing or restructuring our debt obligations may cause us to default on these debt obligations. In addition, under cross default provisions in the Laurus Security Agreement, defaults under our debt obligations may cause the acceleration of the repayment of the Revolving and Term Notes. This raises substantial doubt about the Company’s ability to continue as a going concern for a reasonable period of time. Management intends to take the following actions (i) reducing operating expenses, (ii) seeking to obtain new equity and (iii) restructuring the debt obligations.

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

Shipping and Handling

All shipping and handling costs related to sales to customers are expensed as incurred and charged to Selling, General and Administrative expenses. These expenses were $611,000 and $792,000 for the three months ended March 31, 2006 and 2005, respectively. We typically charge customers for freight out, except those vendors who qualify under the dating promotional programs, for orders over $1,000 or under fixed terms.

Recent Accounting Developments

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

In May 2005, the FASB issued Statement No. 154, “Accounting Changes and Error Corrections—a replacement of APB Opinion No. 20 and FASB Statement No. 3” (“SFAS No. 154”). This Statement replaces APB Opinion No. 20, “Accounting Changes” and FASB Statement No. 3, “Reporting Accounting Changes in Interim Financial Statements,” and changes the requirements for the accounting for and reporting of a change in accounting principle. SFAS No. 154 applies to all voluntary changes in an accounting principle and to any changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. SFAS No. 154 requires that all voluntary changes in accounting principles are retrospectively applied to prior financial statements as if that principle had always been used, unless it is impracticable to do so. SFAS No. 154 is effective for accounting changes and error corrections occurring in fiscal years beginning after December 15, 2005. The adoption of SFAS 154 did not have a material impact on the Company’s financial position or results of operations.

In December 2004, the FASB issued Statement 153,” Exchanges of Nonmonetary Assets - An Amendment of APB Opinion No. 29 “(SFAS 153). The standard is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged and eliminates the exception under APB Opinion No. 29 for an exchange of similar productive assets and replaces it with an exception for exchanges of nonmonetary assets that do not have commercial substance. The standard is effective for nonmonetary exchanges occurring in fiscal periods beginning after June 15, 2005. The adoption of SFAS 153 did not have a material impact on the Company’s financial position or results of operations.

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

The emerging issues task force (“EITF”) is currently reviewing the accounting for securities with liquidated damages clauses as stated in EITF 05-04, “The Effect of a Liquidated Damages Clause on a Freestanding Financial Instrument Subject to EITF 00-19”. There are currently several views as to how to account for this type of transaction and the EITF has not yet reached a consensus. Once the FASB ratifies the then-completed consensus of the EITF on EITF 05-04, we will assess the impact on our consolidated financial statements of adopting the standard.

In June 2005, the EITF reached a consensus on Issue 05-6, Determining the Amortization Period for Leasehold Improvements, which requires that leasehold improvements acquired in a business combination or purchased subsequent to the inception of a lease be amortized over the lesser of the useful life of the assets or a term that includes renewals that are reasonably assured at the date of the business combination or purchase. EITF 05-6 is effective for periods beginning after July 1, 2005. The provisions of this consensus did not have a material impact on the Company’s financial position, results of operations or cash flows.

In September 2005, the FASB approved EITF Issue 05-7, “Accounting for Modifications to Conversion Options Embedded in Debt Securities and Related Issues” (“EITF 05–7”). EITF 05–7 addresses that the changes in the fair value of an embedded conversion option upon modification should be included in the analysis under EITF Issue 96–19, “Debtor’s Accounting for a Modification or Exchange of Debt Instruments,” to determine whether a modification or extinguishment has occurred and that changes to the fair value of a conversion option affects the interest expense on the associated debt instrument following a modification. Therefore, the change in fair value of the conversion option should be recognized upon the modification as a discount or premium associated with the debt, and an increase or decrease in additional paid-in capital. EITF 05–7 is effective for all debt modifications in annual or interim periods beginning after December 15, 2005. Management is evaluating the impact of this pronouncement on the Company’s financial statements

NOTE 3                            STOCK BASED COMPENSATION

The Company’s 2004 Stock Compensation Plan (“Plan”) provides for grants of options up to 780,000 shares of common stock, and was amended on January 25, 2005 to provide grants of options up to 1,380,000. Pursuant to the Plan, the Company may grant options to any directors, officers, employees and independent contractors of the Company or of any subsidiary of the Company. Stock options are granted at, or above, the fair market value of our stock. As of March 31, 2006, there were 738,751 options available for grant.

The following table summarizes the activity of stock options for the three months ended March 31, 2006:

	Number of Shares	Weighted Average Exercise Price
Shares under option at December 31, 2005	654,166	$3.84
Granted	25,000	2.50
Exercised	0	0
Expired	0	0
Canceled	(37,917)	5.22
Shares under option at March 31, 2006	641,249	$3.70
Exercisable shares as of March 31, 2006	401,063	$3.62
Unvested shares as of March 31, 2006	240,186	$3.83

Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment, (“SFAS 123R”) which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors, including employee stock options, based on estimated fair values. SFAS 123R supersedes the Company’s previous accounting under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”) for periods beginning on or after January 1, 2006.

The Company adopted SFAS 123R using the modified prospective transition method, which requires the application of the accounting standard as of January 1, 2006, the first day of the Company’s fiscal year 2006. The Company’s financial statements as of and for the three months ended March 31, 2006 reflect the impact of SFAS 123R. In accordance with the modified prospective transition method, the Company’s financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123R.

The Company uses the Black-Scholes option-pricing model (“Black-Scholes model”) for the determination of fair value of share-based payment awards on the date of grant. Using an option-pricing model is affected by the Company’s stock price as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to the Company’s expected stock price volatility over the term of the awards, and actual and projected employee stock options exercise behaviors.

The fair value of the Company’s options granted during the three months ended March 31, 2006 was estimated at the grant date using the Black-Scholes option pricing model with the following the weighted average assumptions:

Three Months ended March 31, 2006
Expected life (in years)	6.5
Expected volatility	107.1%
Risk-free interest rate	4.6%
Expected dividend	—

In accordance with SFAS 123R stock-based compensation expense recognized in the statements of operations for the three months ended March 31, 2006 is based on awards ultimately expected to vest. Based on historical experiences, the Company expects 10% per year forfeitures of its prior option grants and therefore the compensation expense has been reduced for estimated forfeitures. SFAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. In the Company’s pro forma information required under SFAS 123 for the periods prior to fiscal 2006, the Company adjusted the expected forfeitures for actual as they occurred.

Stock-based compensation expense recognized under SFAS 123R for the three months ended March 31, 2006, was approximately $121,000. The weighted average fair value of options granted during the three months ended March 31, 2006 was $3.93 with an aggregate total value of $98,000. As of March 31, 2006, $486,000 of unrecognized compensation costs related to non-vested stock options are expected to be recognized over the following 35 months. Since we adopted SFAS 123R as of January 1, 2006, there was no stock-based compensation expense related to employee stock options recognized during the three months ended March 31, 2005.

Prior to the adoption of SFAS 123R, the Company accounted for stock-based awards to employees and directors using the intrinsic value method in accordance with APB 25 as allowed under Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (“SFAS 123”). Under the intrinsic value method, no stock-based compensation expense had been recognized in the Company’s statement of operations for the three months ended March 31, 2005.

The following pro forma net loss and loss per share information is presented as if the Company accounted for stock-based compensation awarded using the fair value recognition provisions of SFAS 123 for the three months ended March 31, 2005:

Three Months Ended March 31, 2005
Net loss attributable to common stock as reported	$(1,992,444)
Deduct: Stock-based employee compensation expense determined under the fair value method for all awards, net of related tax effects	(179,949)
Pro forma net loss	$(2,172,393)
Basic and diluted net loss per share:
As reported	$(0.38)
Pro forma	$(0.41)

During the three months ended March 31, 2005, the Company granted 28,000 options at an exercise price equal to the fair market value of our stock at the time of the grant.

The Company also granted 50,000 stock options to a consultant in the first quarter of 2005. These options vest quarterly over a three year period beginning in the second quarter ended June 30, 2005. Any unexercised options expire three months after the completion or termination of the consulting agreement. The value of the options was determined using the Black-Scholes option-pricing model and will be recorded as non-cash compensation expense during the service period of the consulting agreement. The Company recorded compensation expense of $7,000 and $0 related to these options during the three months ended March 31, 2006 and 2005, respectively.

NOTE 4                            BALANCE SHEET COMPONENTS

Prepaid expenses and other current assets

Prepaid expenses and other current assets include deferred design and packaging expenses that are amortized over the life of the applicable product, prepaid interest, other prepaid expenses and miscellaneous items as follows:

	March 31, 2006	December 31, 2005
Design and packaging expenses	$342,950	$395,709
Prepaid insurance	203,550	157,331
Prepaid marketing fees	209,600	77,161
Miscellaneous prepaid expenses and other current assets	605,327	426,258
	$1,361,427	$1,056,459

Property and equipment consist of the following:

	March 31, 2006	December 31, 2005
Computer equipment	$324,436	$324,436
Mold cost	246,706	246,706
Warehouse equipment	93,249	93,249
Furniture and fixtures	71,237	69,930
Leasehold improvements	67,207	96,706
	802,835	831,027
Less: accumulated depreciation and amortization	(359,998)	(339,904)
Property and equipment, net	$442,837	$491,123

Depreciation expense for the three months ended March 31, 2006 and 2005 was approximately $50,000 and $60,000, respectively.

NOTE 5                            PURCHASE ORDER FINANCING FACILITY

On March 20, 2006, The Company entered into a Purchase Order Revolving Credit Line (“PO Credit Line”) of Five Million Dollars ($5,000,000) with Horizon Financial Services Group USA to provide financing for the acquisition of product from our overseas vendors. The term of the PO Credit Line is eighteen (18) months and provides that we may borrow up to $5,000,000 subject to certain conditions including Horizon’s approval of the applicable vendors. A financing fee equal to Four and One Half Percent (4.50%) of the gross amount or face value of each Horizon financing instrument will be charged for the first forty-five (45) day period or part thereof that the financing instrument remains outstanding. An additional fee of fifty basis points (.50%) for each additional period of 15 days, or part thereof, during which the Horizon financing instrument remains outstanding will be charged. The PO Credit Line has no financial covenants and is collateralized by a security interest, junior in position to that of our senior lender, Laurus Master Fund, Ltd, to the assets related to the PO Credit Line transactions. As of March 31, 2006, there were no outstanding amounts due under this facility.

NOTE 6                            LONG-TERM DEBT

Components of long-term debt are as follows (net of discounts):

	March 31, 2006	December 31, 2005
Secured Non-Convertible Revolving Note	$7,538,829	$8,115,641
Secured Non-Convertible Term Note	2,000,000
10% Bridge Notes Due 2006 (less discounts of $496,115 and $762,576, respectively)	2,003,885	1,737,424
24% Notes Due 2006 (less discounts of $0 and $0, respectively)	1,000,000	1,000,000
10% Convertible Debentures Due 2008 (less discounts of $1,137,356 and $1,250,630, respectively)	362,644	249,370
5% Note Due 2006 - Former shareholder (related party)	675,119	675,119
10% Note Due 2006 - Related party (less discounts of $34,418 and $62,324, respectively)	465,582	437,676
	14,046,059	12,215,230
Less: current portion	(4,144,586)	(11,965,860)
	$9,901,473	$249,370

Laurus Security Agreement

On February 28, 2006, The Company entered into a security agreement (the Laurus “Security Agreement”) with Laurus Master Fund, Ltd. (“Laurus”). Included in the Security Agreement is an asset-based Secured Non-Convertible Revolving Note (the “Revolving Note”). The term of the Revolving Note is two years and provides that we may borrow up to $16,500,000 subject to certain conditions. Interest is payable monthly, in arrears at a rate per annum equal to the Prime Rate (as published in The Wall Street Journal) plus two percent (2.0%). The Revolving Note has no financial covenants and is collateralized by a security interest in substantially all of the assets of the Company and its subsidiaries, including its operating subsidiary, Small World Toys. Proceeds from the Revolving Note were used to repay funds borrowed under the secured asset-based revolving credit facility with PNC Bank (“PNC”) and the PNC facility was terminated.

 The Company also has a $2.0 million, two year Secured Non-Convertible Term Note (the “Term Note “) with Laurus. Commencing April 1, 2006 and each succeeding month after, the Company will make principal payments of $33,333 with all the balance of the unpaid principal amount due upon the maturity date of February 28, 2008. Interest is payable monthly, in arrears at a rate per annum equal to the Prime Rate (as published in The Wall Street Journal) plus three percent (3.0%). The Term Note has no financial covenants and is collateralized by the Laurus Security Agreement.

In consideration for the Revolving Note and the Term Note, the Company issued to Laurus a warrant (“Warrant”) to purchase 1,036,000 shares of common stock at a $0.001 per share exercise price. This warrant has a fair value of $2,586,000 calculated using the Black Scholes option pricing model with the following assumptions:

Expected life (in years)	10
Expected volatility	107.1%
Risk-free interest rate	4.6%
Expected dividend	—

These warrants are subject to registration rights requiring the Company to register the underlying shares with the SEC within 60 days of the issuance of the warrant. The deadline to register the underlying shares has been subsequently amended to June 15, 2006. The registration statement must be declared effective within 180 days of the issuance of the warrant or the default interest rate equal to two percent (2%) per month interest on the outstanding Revolving and Term Notes becomes effective until the registration statement is declared effective.

It has been determined that the default interest rate is in effect liquidated damages, and therefore, in accordance with EITF 00-19, the value of the warrants has been recorded as a liability subject to marked-to-market revaluation at each period end.  The decrease in the fair value of the warrant liability associated with Laurus from December 31, 2005 to March 31, 2006 was $517,000 and is a result of the decrease in the trading value of our stock.

In connection with the Security Agreement, the Company paid broker and management fees of $833,000 and was recorded as an asset as debt issuance costs to be amortized over the life of the loan.

The value of the warrant of $2,586,000 was recorded as an asset as debt issuance costs to be amortized over the life of the loan.

The Company had $904,000 of availability on the Revolving Note as of March 31, 2006.

10% Bridge Notes Due 2006 - St Cloud Capital Partners LP

On September 15, 2004, we entered into a Note Purchase Agreement with St. Cloud Capital Partners L.P. (“St. Cloud”), pursuant to which we issued to St. Cloud a 10% Convertible Promissory Note in the aggregate amount of $2,000,000, due September 15, 2005. The Company also was required to pay a closing fee of $80,000 and a management fee of $80,000 to St.Cloud. In connection with the issuance of the note, we issued St. Cloud 650,000 shares of common stock and warrants to purchase an additional 350,000 shares of common stock. The warrants are exercisable at an exercise price per share equal to $.50 per share. The warrants expire in September 2008. The Company also granted certain registration rights whereby the Company agreed to include the common stock and warrants in a registration statement filed by the Company with the Securities and Exchange Commission (the “SEC”).

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

On November 11, 2005, the Company entered into a Second Amendment to the Agreement with St. Cloud pursuant to which the Company issued to St. Cloud a new promissory note (the “Replacement Note”) replacing the existing note to St. Cloud in the principal amount of $2,500,000 (the “Loan Amount”). Under the Replacement Note, the maturity date of the Loan Amount was extended to September 15, 2006. The Replacement Note is convertible into shares of the Common Stock of the Company at $4.00 per share (subject to adjustment) or, as to up to 50% of the Loan Amount, into securities issued by the Company in a financing with gross proceeds of at least $12,500,000. As the Replacement Note is convertible at a price below the fair market value on the date of issuance, it is deemed to have a beneficial conversion feature with an intrinsic value of $912,000. In consideration of the agreement of St. Cloud to accept the Replacement Note, the Company issued to St. Cloud two warrants to purchase an aggregate of 75,000 shares of Common Stock (the “New Warrant Shares”) as follows: a First Warrant for 50,000 shares at $6.00 per share exercisable for a number of New Warrant Shares (each, a “Tranche”) in accordance with the following: 12,500 shares to be vested at Closing and 12,500 shares (or the prorated portion thereof as provided in the Warrant) to be vested on January 1, 2006, April 1, 2006 and July 1, 2006 (a “Vesting Date”); and a Second Warrant for 25,000 shares at $7.50 per share, 6,250 shares to be is vested at Closing and 6,250 shares (or the prorated portion thereof as provided in the Warrant) to be vested on each Vesting Date, provided that the applicable Warrant may not be exercised for a specific Tranche if the Replacement Note is not outstanding on the applicable Vesting Date. The number of New Warrant Shares is proportionally reduced, as of a Vesting Date, if the principal amount of the Note is less than the Loan Amount. The Company determined the Replacement Note resulted in a substantial modification due to the new maturity date and the conversion feature, and in accordance with EITF Issue 96-19, Debtor’s Accounting for a Modification or Exchange of Debt, the exchange transaction was accounted for as an extinguishment of debt. As such, the relative fair market value was deemed to be fees paid associated with the extinguishment of the old debt instrument and included as debt extinguishment loss to be recognized in the current period.

 24% Notes Due 2006

On April 28, 2005 the Company entered into Term Credit Agreements (“Credit Agreements”) with Hong Kong League Central Credit Union and PCCW Credit Union (collectively the “Lenders”) for unsecured loans totaling $750,000 due on or before August 31, 2005. Interest is charged at a rate of 2% per month and is payable monthly in arrears. On June 10, 2005 the Company entered into additional Credit Agreements with Hong Kong League Central Credit Union and HIT Credit Union for unsecured loans totaling $250,000 due on or before September 30, 2005. Effective August 31, 2005 the maturity dates of all outstanding unsecured loans with the Lenders were extended to the earlier of the closing of a financing transaction with net proceeds of at least $20 million or March 1, 2006. In consideration of the extension, the Company agreed to issue four year immediately exercisable warrants to purchase 100,000 shares of the Company’s Common Stock exercisable at $5.00 per share to SBI Advisors, a related party, as a placement fee. At inception the fair value was determined to be $325,000 using the Black-Scholes option pricing model and applied to the principal as a discount to be accreted over the expected life of the unsecured loans. In connection with the Security Agreement with Laurus, the maturity date of all outstanding unsecured loans with the Lenders were extended to the earlier to occur of (a) the closing of a financing with net proceeds of at least $20,000,000 or (b) August 11, 2006.

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

In consideration for the issuance of the Debentures, the Company issued five year immediately exercisable warrants to purchase an aggregate of 281,250 shares of the Company’s Common Stock. Of the shares underlying the warrants, 93,750 have an exercise price of $7.50 per share (subject to adjustment) and 187,550 have an exercise price of $6.00 per share. These warrants have a fair value of $1.1 million calculated using the Black Scholes option pricing model. These warrants are subject to registration rights requiring the Company to register the underlying shares with the SEC within 120 days of the issuance of the Debentures. In connection with the Security Agreement with Laurus, the registration rights were amended to require the Company to register the underlying shares with the SEC when the Company registers the underlying shares of the Warrant issued with the Security Agreement with Laurus. In accordance with EITF 00-19, the value of the warrants has been recorded as a liability subject to marked-to-market revaluation at each period end. The decrease in the fair value of the warrant liability associated with the 10% Convertible Debentures from December 31, 2005 to March 31, 2006 was $287,000 and is a result of the decrease in the trading value of our stock.

5% Note Due 2006 – Former shareholder

As part of the purchase for SWT Shares on May 20, 2004, the Company entered into a contingent earnout with the former shareholder of Small World Toys. The Company agreed to a two year promissory note, payable in quarterly installments commencing April 2005 with a minimum payment of $700,000 and a maximum payment of $1,500,000, if certain sales targets are achieved in 2005 and 2006. In 2005, the seller earned $673,000 based on the Company obtaining $33.7 million in net sales of which $350,000 was paid in quarterly installments in 2005 and the balance and interest due in 2006 to be paid on a $60,000 per month payment schedule commencing on April 2006 at 10% interest on the unpaid balance. The 2006 earnout is based on 2% of 2006 net sales up to a maximum of $800,000. Of the 2006 earnout, a minimum quarterly payment of $87,500 will be paid with the balance earned due January 2007.

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

For the three months ended March 31, 2006 accretion of debt discounts was $637,000 and included in interest expense.

NOTE 7                            COMMITMENTS AND CONTINGENCIES

As part of the purchase for SWT Shares on May 20, 2004, the Company entered into a contingent earnout agreement with the former shareholder of Small World Toys whereby the Company agreed to a two year promissory note, payable in quarterly installments commencing April 2005 with a minimum payment of $700,000 and a maximum payment of $1,500,000, should certain sales targets be achieved in 2005 and 2006 (see Note 6).

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

On August 5, 2005, Gemini Partners, Inc. (“Gemini”) filed an action in the Superior Court of the State of California for the County of Los Angeles against Small World Toys, Debra Fine, and Fineline Services, LLC. On February 21, 2006, Gemini filed a second amended complaint that, among other things, named as a defendant Small World Kids, Inc. Gemini’s complaint arises out of a written consulting agreement dated as of November 10, 2003 entered into by and between Gemini and Fineline Services. The complaint alleges causes of action for: (1) breach of written contract; (2) breach of implied covenant of good faith and fair dealing; (3) fraud; (4) negligent misrepresentation; (5) promissory estoppel; (6) quantum meruit; and (7) unfair competition. By its complaint, Gemini seeks in excess of $1,000,000 in compensatory damages and restitution, as well as punitive damages, according to proof. The Company disputes Gemini’s claims and intends to defend strenuously against these claims. The Company filed an initial answer to the complaint on October 11, 2005, and an answer to Gemini’s second amended complaint on March 14, 2006. No trial date has yet been set. The case is in the early stages of discovery.

On September 7, 2005, Small Play, Inc. (“Small Play”) filed an action in the United States District Court for the Southern District of New York against Small World Toys alleging $3 million in damages in connection with a supposed breach of an alleged oral licensing agreement. As the contemplated license stipulated a $12,000 per year guaranteed royalty payment, the alleged damages are believed to be excessive. The Company disputes Small Play’s claims and intends to defend strenuously against these claims. We filed a motion to dismiss that was briefed as of

February 13, 2006. The motion has not yet been decided, and no trial date has yet been set for the case. On April 17, 2006, Small Play’s counsel withdrew from representing Small Play over alleged fee disputes. The suit will be automatically dismissed if Small Play does not find a new attorney to enter an appearance by May 17, 2006.

On April 12, 2006, Ryan Yanigihara, an ex-employee who was terminated January 13, 2006, filed a complaint with the Secretary of Labor alleging violation of Section 806 of the Sarbanes-Oxley Act protecting whistleblowers. The Company disputes
Mr. Yanigihara claims and intends to strenuously defend against these claims.

Additionally, the Company is subject to legal proceedings and claims which arise in the ordinary course of business. In the opinion of management, such matters are without merit and are of such kind that if disposed of unfavorably, would not have a material adverse effect on the Company’s consolidated financial position or results of operations or liquidity.

NOTE 8                            EARNINGS (LOSS) PER SHARE

Basic earnings per share are computed by dividing income or loss available to common shareholders by the weighted average number of common shares outstanding during the reporting period. Diluted earnings per share is computed based on the weighted average number of shares outstanding during the period increased by the effect of the potential dilution that could occur if securities or other contracts, such as stock options and stock purchase contracts, were exercised or converted into common stock using the treasury stock method. Earnings per share have been computed as follows:

	Three Months Ended March 31
	2006	2005
Net loss attributable to common stock	$(2,099,193)	$(1,992,444)

Diluted the weighted average shares and equivalents	5,410,575	5,312,875

Basic and diluted earnings (loss) per share	$(0.39)	$(0.38)

For the three months ended March 31, 2006 and 2005, there were a total of 4,154,000 and 2,626,000, respectively, potentially dilutive securities considered to be anti-dilutive which due to the net loss from operations were not included in the calculations of earnings per share.

NOTE 9                            SUBSEQUENT EVENTS

None

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

FORWARD-LOOKING STATEMENTS

This Report contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, and Section 21E of the Securities Exchange Act of 1934. For example, statements regarding the Company’s financial position, business strategy and other plans and objectives for future operations, and assumptions and predictions about future product demand, supply, manufacturing, costs, marketing and pricing factors are all forward-looking statements. These statements are generally accompanied by words such as “intend,” “anticipate,” “believe,” “estimate,” “potential(ly),” “continue,” “forecast,” “predict,” “plan,” “may,” “will,” “could,” “would,” “should,” “expect” or the negative of such terms or other comparable terminology. The Company believe that the assumptions and expectations reflected in such forward-looking statements are reasonable, based on information available to us on the date hereof, but the Company cannot assure you that these assumptions and expectations will prove to have been correct or that the Company will take any action that the Company may presently be planning. However, these forward-looking statements are inherently subject to known and unknown risks and uncertainties. Actual results or experience may differ materially from those expected or anticipated in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, regulatory policies, competition from other similar businesses, and market and general policies, competition from other similar businesses, and market and general economic factors. This discussion should be read in conjunction with the condensed consolidated financial statements and notes thereto included in Item 1 of this Quarterly Report on Form 10-Q and that of the Company’s Annual Report on Form 10-K dated December 31, 2005.

COMPANY OVERVIEW

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

As of March 31, 2006 and 2005, Small World Kids is comprised solely of Small World Toys and as such the balances and results for each entity are one in the same.

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

Small World Toys

Small World Toys has been distributing toys for over 40 years. Our Small World Toys’ proprietary product lines features toys for children ages zero to ten with a focus of promoting early learning, education, discovery and imagination. Small World Toys develops, manufactures, markets and distributes toys to promote healthy minds and bodies in infant, pre-school, early learning, imaginative play and active play categories. The company distributes products in specialty, mass, chain, education, catalog, online and international channels through sales representative firms as well as in-house sales executives. Proprietary brands include IQ Baby®, IQ Preschool®, Ryan’s Room®, Gertie Ball®, Small World Living, Puzzibilities®, All About Baby®, Neurosmith® and Imagiix™. We also exclusively distribute product for several brands such as TOLO® and Star Electronics™ to the specialty toy market in the United States through our “SW Express” distribution arm. Small World Toys has had acquired licenses for our developmental toy products including the works of Eric Carle, including “The Very Hungry Caterpillar”, Garfield and Jay Jay the Jet Plane. Small World Toys has also acquired the license of “Clifford the Big Red Dog” from Scholastic Entertainment for our Gertie Ball line of products.

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

RESULTS OF OPERATIONS

Consolidated Summary

The following table provides a summary of the Company’s unaudited condensed consolidated results of operations:

	Three Months Ended March 31,
	2006	2005
Net sales	$6,447,994	$7,152,180
Cost of sales	4,299,866	3,904,172
Gross profit	2,148,128	3,248,008

Operating expenses:
Selling, general and administrative	3,368,178	3,634,574
Research and development	456,341	488,023
Intangibles amortization	117,926	90,617
Total operating expenses	3,942,445	4,213,214

Loss from operations	(1,794,317)	(965,206)

Other income (expense):
Interest expense	(1,038,997)	(613,912)
Warrant valuation adjustment	804,213	(494,574)
Other	54,908	81,248
Total other income (expense)	(179,876)	(1,027,238)

Net loss	$(1,974,193)	$(1,992,444)

The following table sets forth, for the periods indicated, the percentage of total net sales represented by the line items reflected in the Company’s unaudited condensed consolidated statements of operations:

	Three Months Ended March 31,
	2006	2005
Net sales	100.0%	100.0%
Cost of sales	66.7%	54.6%
Gross profit	33.3%	45.4%

Operating expenses:
Selling, general and administrative	52.2%	50.8%
Research and development	7.1%	6.8%
Intangibles amortization	1.8%	1.3%
Total operating expenses	61.1%	58.9%

Loss from operations	(27.8)%	(13.5)%

Other income (expense):
Interest expense	(16.1)%	(8.6)%
Warrant valuation adjustment	12.4%	(6.9)%
Other	0.9%	1.1%
Total other income (expense)	(2.8)%	(14.4)%

Loss before income taxes	(30.6)%	(27.9)%

Provision (benefit) for income taxes	—	—

Net income	(30.6)%	(27.9)%

Net sales

Net sales for the three months ended March 31, 2006 decreased $704,000 or 9.8% to $6,448,000 from $7,152,000 for the three months ended March 31, 2005. The revenue decrease is mainly attributable to the decrease of $1,541,000 and $117,000 in sales to the specialty toy and national chain channels, respectively, over the comparable prior year period. Part of this decline is attributed to the lack of available inventory to fill orders. While inventory has increased since the beginning of the year, management is initiating improved demand order forecasting to increase the fill rate. Partially offsetting this decline was an increase in sales to mass retailers of $954,000 in the three months ended March 31, 2006 over the comparable prior year period. Except for the Neurosmith product line which was introduced in the second quarter of 2005 and the Small World Living product line, almost all other brands suffered declines over the comparable prior year period primarily due to the supply shortages.

Gross Profit

Gross profit for the three months ended March 31, 2006 decreased $1,100,000 or 33.9% to $2,148,000 from $3,248,000 for the three months ended March 31, 2005. Gross profit margin of 33.3% declined for the three months ended March 31, 2006 as compared to 45.4% for the three months ended March 31, 2005. The decrease in gross margin primarily resulted from a greater mix of sales to national chains and mass retailers of 26.2% of net sales for the three months ended March 31, 2006, as compared to 12.0% of net sales for the three months ended March 31, 2005. Sales to national chains and mass retailers typically have lower gross margins than sales to the specialty stores, but do not incur freight out or warehousing expenses and have lower commissions. In addition, there was an increase in promotional rebates and royalties for the three months ended March 31, 2006 as compared to the same period of the prior year.

Operating Expenses

Operating expenses for the three months ended March 31, 2006 decreased $271,000 or 6.4% to $3,942,000 from $4,213,000 but as a percentage of sales increased to 61.1% from 58.9% for the three months ended March 31, 2005.

The decrease in operating expenses was partly related to a slight decrease in research and development costs of $32,000 or 6.5% to $456,000 for the three months ended March 31, 2006 as compared to $488,000 for the three months ended March 31, 2005.

Selling, general and administrative expenses for the three months ended March 31, 2006 decreased $266,000 or 7.3% to $3,368,000 from $3,634,000 for the three months ended March 31, 2005. Decreased selling, shipping and handling expenses for the three months ended March 31, 2006 of $428,000 or 24.0% over the prior year period was driven by the 9.8% decrease in sales for the three months ended March 31, 2006 over the comparable period due to a greater mix of sales to national chains and mass retailers which do not incur shipping and handling costs. Legal and auditing expenses, driven primarily by the increased costs of being a public company, increased by $114,000 for the three months ended March 31, 2006 as compared to the prior year period. Marketing and branding expenses decreased by $99,000 for the three months ended March 31, 2006 as compared to the prior year period. Due to the repayment of our Credit Facility with PNC (Note 6 of the accompanying financial statements), our bank charges increased by $102,000 for the three months ended March 31, 2006 as compared to the prior year. The non-cash consulting expenses for the three months ended March 31, 2006 attributable to the issuance of stock options granted to consultants for services valued by using the Black-Scholes option-pricing model decreased by $75,000 over the comparable period. The non-cash recognition of stock compensation expense in the three months ended March 31, 2006 was $128,000 resulting from the adoption of SFAS 123(R) in January 2006.

The Company also incurred increased amortization expenses of $27,000 for the three months ended March 31, 2006 related to the amortization of intangible assets acquired in the purchase of Imagiix in the second quarter of 2005 as compared to the same period of the prior year.

Other Income and Expense

Interest expense for the three months ended March 31, 2006 increased $425,000 or 69.2% to $1,039,000 from $614,000 for the three months ended March 31, 2005. The increase is partly due to the increase of $393,000 in non-cash interest expense resulting from the amortization of debt discounts that occurred for the three months ended March 31, 2006 over the comparable prior year period. The balance of the increase resulted from the increase in the outstanding balances of the Company’s notes payable and the revolving credit line (Note 6 of the accompanying financial statements). Cash interest paid for the three months ended March 31, 2006 increased by $233,000 over the comparable prior year period primarily due to the increased debt obligations.

The agreement with Laurus and the $1.5 million 10% Convertible Debentures noteholders obligates us to file a registration statement to register the warrant shares and the common shares underlying the conversion. Accordingly, pursuant to EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock”, the cumulative relative net value of the warrant at the date of issuance of $3,663,000 was recorded as a warrant liability on the balance sheet. Any change in fair value from the date of issuance to the date the underlying shares are registered will be included in other (expense) income. The change in fair market value (“FMV”) of the warrant liability is a non-cash charge determined by the difference in FMV from period to period. The Company calculates the FMV of the warrants outstanding using the Black-Scholes model. The decrease in the fair value of the warrant liability associated with Laurus and the 10% Convertible Debentures from December 31, 2005 to March 31, 2006 was $804,000 and is a result of the decrease in the trading value of our stock. This compares to an increase of $170,000 in the fair value of warrant liability for the three months ended March 31, 2005.

Lower commission income accounted for the $19,000 decrease in Other.

Provision for Income Tax

Small World Kids recorded no provision for income taxes for the three months ended March 31, 2006 and 2005 due to the net loss incurred in each period.

Dividends

The 10% Class A Convertible Preferred Stock (“Preferred Stock”) requires that we accrue a quarterly dividend at a rate of 10% per annum. The dividend is payable in cash or a combination of 50% cash and 50% Common Stock at the Company’s option, but the Company has not yet declared or paid any of the accrued dividends since the conversion to Preferred Stock on August 11, 2005.

FINANCIAL CONDITION

Liquidity and Capital Resources

Cash has historically been generated from operations. Operations and liquidity needs are funded primarily through cash flows from operations, as well as utilizing, when needed, borrowings under the Company’s secured credit facilities and short term notes. Working capital needs generally reach peak levels from August through November of each year. To gain shelf space and address the seasonality of the toy industry, the Company offers early buy programs that are volume related with extended payment terms. The Company’s historical revenue pattern is one in which the second half of the year is more significant to the Company’s overall business than the first half and, within the second half of the year, the fourth quarter is the most prominent. The trend of retailers over the past few years has been to make a higher percentage of their purchases of toy and game products within or close to the fourth quarter holiday consumer buying season, which includes Christmas. The Company expects that this trend will continue. As such, historically, the majority of cash collections for Small World Toys occur late in the fourth quarter as the extended payment terms become due from the Company’s early buy programs. As receivables are collected, the proceeds are used to repay borrowings under the Company’s Revolving Note.

We have incurred significant losses since our purchase of Small World Toys in May 2004. As of March 31, 2006, our accumulated deficit was $12.0 million. As of March 31, 2006, we have $4.7 million in principal payments due in 2006. We may not be able to generate sufficient cash flow from operations to meet our debt obligations. There can be no assurance that we will be able to obtain additional financing or restructuring our debt obligations or that, if we were to be successful in obtaining additional financing or restructure our debt obligations, it would be on favorable terms. Failure to obtain additional financing or restructuring our debt obligations may cause us to default on these debt obligations. In addition, under cross default provisions in the Laurus Security Agreement, defaults under our debt obligations may cause the acceleration of the repayment of the Revolving and Term Notes. This raises substantial doubt about the Company’s ability to continue as a going concern for a reasonable period of time. Management intends to take the following actions (i) reducing operating expenses, (ii) seeking to obtain new equity and (iii) restructuring the debt obligations.

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

As of March 31, 2006, we had approximately $18,000 of cash and unrestricted cash which compares to $524,000 at December 31, 2005. Also, as of March 31, 2006, we had approximately $904,000 of availability on our line of credit which compares to $612,000 as of December 31, 2005.

For the three months ended March 31, 2006, the Company used cash for operating activities of $1,928,000 as compared to $1,820,000 for the three months ended March 31, 2005. Inclusive of this increase were the following working capital changes: (i) an increase in inventory of $272,000 in the three months ended March 31, 2006 and (ii) an increase in prepaid expenses and other current assets of $412,000; offset by (iii) an increase in accounts payable of $1,016,000 partially related to the increase in inventory over the comparable period in 2005 and (iv) a decrease in accounts receivable of $359,000 attributable to 9.8% decrease in revenues in the first quarter of 2006 as compared to the first quarter of 2005 offset partially by the “early buy” program.

Since the Company outsources manufacturing of products to Asia, the Company has historically low requirements for additions to property and equipment. For the three months ended March 31, 2006, the Company spent approximately $1,000 in additions to capital equipment as compared to $43,000 for the comparable period in 2005.

All securities issuances were made pursuant to an exemption from the registration requirements of the Securities Act of 1933, as amended, pursuant to Regulation D promulgated thereunder.

Contractual Obligations and Off-Balance Sheet Arrangements

As part of the purchase for SWT Shares on May 20, 2004, the Company entered into a contingent earnout with the former shareholder of Small World Toys. The Company agreed to a two year promissory note, payable in quarterly installments commencing April 2005 with a minimum payment of $700,000 and a maximum payment of $1,500,000, if certain sales targets are achieved in 2005 and 2006 (see Note 6).

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

The Company has no other off-balance sheet arrangements as defined by Regulation S-K that have or are reasonably likely to have a current or future effect on the Company’s financial condition, revenues or expense or liquidity. Information regarding the Company’s long-term debt payments, operating lease payments and other commitments is provided in Item 6 “Management’s Discussion and Analysis” of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005. There have been no material changes in contractual obligations since December 31, 2005.

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

At March 31, 2006, the Company had a net amount of $5.5 million of goodwill and purchased intangible assets on the Company’s Condensed Consolidated Balance Sheet. As no impairment indicators were present during the first quarter of fiscal 2006, the Company believes this value remains recoverable based on the discounted estimated future cash flows of the associated products and technologies.

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

In May 2005, the FASB issued Statement No. 154, “Accounting Changes and Error Corrections—a replacement of APB Opinion No. 20 and FASB Statement No. 3” (“SFAS No. 154”). This Statement replaces APB Opinion No. 20, “Accounting Changes” and FASB Statement No. 3, “Reporting Accounting Changes in Interim Financial Statements,” and changes the requirements for the accounting for and reporting of a change in accounting principle. SFAS No. 154 applies to all voluntary changes in an accounting principle and to any changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. SFAS No. 154 requires that all voluntary changes in accounting principles are retrospectively applied to prior financial statements as if that principle had always been used, unless it is impracticable to do so. SFAS No. 154 is effective for accounting changes and error corrections occurring in fiscal years beginning after December 15, 2005. The adoption of SFAS 154 did not have a material impact on the Company’s financial position or results of operations.

In December 2004, the FASB issued Statement 153,” Exchanges of Nonmonetary Assets - An Amendment of APB Opinion No. 29 “(SFAS 153). The standard is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged and eliminates the exception under APB Opinion No. 29 for an exchange of similar productive assets and replaces it with an exception for exchanges of nonmonetary assets that do not have commercial substance. The standard is effective for nonmonetary exchanges occurring in fiscal periods beginning after June 15, 2005. The adoption of SFAS 153 did not have a material impact on the Company’s financial position or results of operations.

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs”, an amendment of Accounting Research Bulletin No. 43, Chapter 4. This Statement is the result of a broader effort by the FASB working with the International Accounting Standards Board to reduce differences between U.S. and international accounting standards. SFAS No. 151 eliminates the “so abnormal” criterion in ARB No. 43 and companies will no longer be permitted to capitalize inventory costs on their balance sheets when the production defect rate varies significantly from the expected rate. It also makes clear that fixed overhead should be allocated based on “normal capacity.” SFAS No. 151 is effective for inventory costs incurred during fiscal years beginning after September 15, 2005. The adoption of SFAS 151 did not have a material impact on the Company’s financial position or results of operations.

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

In June 2005, the Emerging Issues Task Force, or EITF, reached a consensus on Issue 05-6, Determining the Amortization Period for Leasehold Improvements, which requires that leasehold improvements acquired in a business combination or purchased subsequent to the inception of a lease be amortized over the lesser of the useful life of the assets or a term that includes renewals that are reasonably assured at the date of the business combination or purchase. EITF 05-6 is effective for periods beginning after July 1, 2005. The provisions of this consensus did not have a material impact on the Company’s financial position, results of operations or cash flows.

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

We have limited cash available for operations. We may not have sufficient liquidity to continue to meet our debt obligations.

As of March 31, 2006, we had approximately $922,000 of unrestricted cash and availability on our line of credit.

As of March 31, 2006, we had $4.7 million in principal payments due in 2006. We may not be able to generate sufficient cash flow from operations to meet our debt obligations. There can be no assurance that we will be able to obtain additional financing or restructuring our debt obligations or that, if we were to be successful in obtaining additional financing or restructuring our debt obligations, it would be on favorable terms. Failure to obtain additional financing or restructuring our debt obligations may cause us to default on these debt obligations. In addition, under cross default provisions in the Laurus Security Agreement, defaults under our debt obligations may cause the acceleration of the repayment of the Revolving and Term Notes and affect our ability to continue as a going concern.

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

Item 3.           Quantitative and Qualitative Disclosures About Market Risk

Our principal financial instruments are our Secured Non-Convertible Revolving Note and Secured Non-Convertible Term Note with Laurus Master Funds, Ltd. (“Laurus”) which provides for an interest rate of Prime Rate (as published in The Wall Street Journal) plus two percent (2.0%) for the Revolving Note and Prime Rate (as published in The Wall Street Journal) plus three percent (3.0%) for the Term Note. We are affected by market risk exposure primarily through the effect of changes in the Prime Rate on our interest rates on our obligations under the Revolving and Term Notes. At March 31, 2006, an aggregate principal amount of $9.5 million was outstanding under the Revolving and Term Notes. If the principal amounts outstanding remained at this level for an entire year and the prime rate increased or decreased, respectively, by 0.5%, we would pay or save, respectively, an additional $48,000 in interest in that year.

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

(a) Evaluation of disclosure controls and procedures: As of March 31, 2006, the end of the period covered by this report, the Company’s chief executive and the Company’s chief financial officer reviewed and evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15 and Rule 15d-15(e)), which are designed to ensure that material information the Company must disclose in the Company’s report filed or submitted under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized, and reported on a timely basis, and have concluded, based on that evaluation, that as of such date, the disclosure controls and procedures were effective to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is accumulated and communicated to the Company’s chief executive officer and chief financial officer as appropriate to allow timely decisions regarding required disclosure.

(b) Changes in internal control over financial reporting: There have been no changes in the Company’s internal control structure over that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

On August 5, 2005, Gemini Partners, Inc. (“Gemini”) filed an action in the Superior Court of the State of California for the County of Los Angeles against Small World Toys, Debra Fine, and Fineline Services, LLC. On February 21, 2006, Gemini filed a second amended complaint that, among other things, named as a defendant Small World Kids, Inc. Gemini’s complaint arises out of a written consulting agreement dated as of November 10, 2003 entered into by and between Gemini and Fineline Services. The complaint alleges causes of action for: (1) breach of written contract; (2) breach of implied covenant of good faith and fair dealing; (3) fraud; (4) negligent misrepresentation; (5) promissory estoppel; (6) quantum meruit; and (7) unfair competition. By its complaint, Gemini seeks in excess of $1,000,000 in compensatory damages and restitution, as well as punitive damages, according to proof. The Company disputes Gemini’s claims and intends to defend strenuously against these claims. The Company filed an initial answer to the complaint on October 11, 2005, and an answer to Gemini’s second amended complaint on March 14, 2006. No trial date has yet been set. The case is in the early stages of discovery.

On September 7, 2005, Small Play, Inc. (“Small Play”) filed an action in the United States District Court for the Southern District of New York against Small World Toys alleging $3 million in damages in connection with a supposed breach of an alleged oral licensing agreement. As the contemplated license stipulated a $12,000 per year guaranteed royalty payment, the alleged damages are believed to be excessive. The Company disputes Small Play’s claims and intends to defend strenuously against these claims. We filed a motion to dismiss that was briefed as of February 13, 2006. The motion has not yet been decided, and no trial date has yet been set for the case. On April 17, 2006, Small Play’s counsel withdrew from representing Small Play over alleged fee disputes. The suit will be automatically dismissed if Small Play doesn’t find a new attorney to enter an appearance by May 17, 2006.

On April 12, 2006, Ryan Yanigihara, an ex-employee who was terminated January 13, 2006, filed a complaint with the Secretary of Labor alleging violation of Section 806 of the Sarbanes-Oxley Act protecting whistleblowers. The Company disputes Mr. Yanigihara claims and intends to strenuously defend against these claims.

Item 2. Unregistered Sales of Equity Securities

In consideration for the Revolving Note and the Term Note, the Company issued to Laurus on February 28, 2006 a warrant (“Warrant”) to purchase 1,036,000 shares of common stock at a $0.001 per share exercise price. This warrant is subject to registration rights requiring the Company to register the underlying shares with the SEC within 60 days of the issuance of the warrant. The deadline to register the underlying shares has been subsequently amended to June 15, 2006.

Item 3. Defaults Upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Securities Holders

None

Item 5. Other Information

None

Item 6. Exhibits

Exhibits are numbered in accordance with the Exhibit Table of Item 601 of Regulation S-K:

Exhibit No.	Description
31.1	Certification of the Chief Executive pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of the Chief Financial pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of the Chief Executive under Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of the Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

SMALL WORLD KIDS, INC.

Date: May 22, 2006	/s/ Debra Fine
Debra Fine
Chief Executive Officer

SMALL WORLD KIDS, INC.

Date: May 22, 2006	/s/ Robert Rankin
Robert Rankin
Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)