Form 10-Q
period 2006-06-30
SMALL WORLD KIDS INC
filed 2006-08-21
CIK 1157564

UNITED STATES SECURITIES AND EXCHANGE
COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

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

The number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 5,410,575 common shares as of August 21, 2006.

SMALL WORLD KIDS, INC.

FORM 10-Q

PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements

SMALL WORLD KIDS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2006	December 31, 2005
	(unaudited)
ASSETS
Current assets:
Cash	$21,643	$524,418
Accounts receivable - net of allowances of $252,876 and $350,000 respectively	7,463,782	7,142,141
Inventory	4,468,923	4,529,864
Prepaid expenses and other current assets	1,245,823	1,056,459
Total current assets	13,200,171	13,252,882
Property and equipment, net	406,667	491,123
Goodwill	2,477,117	2,477,117
Other intangible assets, net	2,869,152	3,105,005
Debt issuance costs and other assets	2,996,100	184,266
Total Assets	$21,949,207	$19,510,393

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$3,773,679	$3,690,970
Accrued liabilities	2,531,407	2,153,008
Current portion of long-term debt	538,486	11,290,741
Current portion of notes payable to related parties	377,619	675,119
Warrant liability	1,292,574	688,698
Total current liabilities	8,513,765	18,498,536
Long-term debt	11,978,244	249,370
Total liabilities	20,492,009	18,747,906
Stockholders equity (deficit):
Convertible Preferred Stock, no par, 15,000,000 Authorized:
12,000,000 shares of 6% Class A-1 Authorized and 10,130,885 Outstanding and 5,000,000 shares of 10% Class A Authorized and 2,500,000 Outstanding, respectively	11,065,474	4,992,080
Class A-1 Convertible subscription receivable	(300,000)
Common Stock, $.001 par value:
Authorized - 100,000,000 shares Outstanding - 5,410,575 shares and 5,410,575 shares, respectively	5,411	5,411
Additional paid-in capital	10,172,097	5,786,596
(Accumulated deficit)	(19,485,784)	(10,021,600)
Total stockholders’ equity	1,457,198	762,487
Total liabilities and stockholders’ equity	$21,949,207	$19,510,393

See Accompanying Notes to Condensed Consolidated Financial Statements.

SMALL WORLD KIDS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended June 30,
	2006	2005
Net Sales	$5,461,958	$6,164,399

Cost of sales	3,132,242	3,854,691
Gross profit	2,329,716	2,309,708

Operating expenses:
Selling, general and administrative	3,288,906	3,049,153
Research and development	413,500	549,979
Amortization of intangibles	117,925	126,889
Total operating expenses	3,820,331	3,726,021

Loss from operations	(1,490,615)	(1,416,313)

Other income (expense):
Interest expense	(1,694,774)	(676,898)
Debt discount upon conversion of notes	(1,077,034)	—
Warrant repricing and adjustment	(1,628,440)	—
Warrant valuation adjustment	907,075	224,114
Other	37,498	64,118
Total other income (expense)	(3,455,675)	(388,666)
Net loss	(4,946,290)	(1,804,979)

Non-cash preferred stock dividend	(2,662,651)	—
Net loss attributable to common stock	(7,608,941)	(1,804,979)
Loss per share:
Basic & diluted	$(1.41)	$(0.34)
Weighted average number of shares:
Basic & diluted	5,410,575	5,330,853

See Accompanying Notes to Condensed Consolidated Financial Statements.

SMALL WORLD KIDS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Six Months Ended June 30,
	2006	2005
Net Sales	$11,909,952	$13,316,580

Cost of sales	7,432,108	7,758,863
Gross profit	4,477,844	5,557,717

Operating expenses:
Selling, general and administrative	6,657,084	6,683,728
Research and development	869,841	1,038,001
Amortization of intangibles	235,851	217,506
Total operating expenses	7,762,776	7,939,235

Loss from operations	(3,284,932)	(2,381,518)

Other income (expense):
Interest expense	(2,733,771)	(1,290,809)
Debt discount upon conversion of notes	(1,077,034)
Warrant repricing and adjustment	(1,628,440)
Warrant valuation adjustment	1,711,288	(270,461)
Other	92,406	145,365
Total other income (expense)	(3,635,551)	(1,415,905)
Net loss	(6,920,483)	(3,797,423)

Non-cash preferred stock dividend	(2,787,651)	—
Net loss attributable to common stock	(9,708,134)	(3,797,423)
Loss per share:
Basic & diluted	$(1.79)	$(0.71)
Weighted average number of shares:
Basic & diluted	5,410,575	5,321,908

See Accompanying Notes to Condensed Consolidated Financial Statements.

SMALL WORLD KIDS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

(unaudited)

	Preferred		Common Stock
	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Retained Earnings	Total
Balance at December 31, 2005	250,000	$4,992,080	5,410,575	$5,411	$5,786,596	$(10,021,600)	$762,487
Stock compensation					175,689		175,689
Accrued dividends on Class A convertible preferred stock					(205,480)		(205,480)
Accrued dividends on Class A-1 convertible preferred stock					(38,470)		(38,470)
Non-cash dividend related to the beneficial conversion feature related to the issuance of convertible preferred stock					2,543,701	(2,543,701)
Conversion of Class A convertible preferred	(250,000)	(4,992,080)					(4,992,080)
Proceeds from the issuance of Class A-1 convertible preferred	2,459,091	2,637,481					2,637,481
Conversion of debt and Class A into Class A-1 convertible preferred	7,671,794	8,438,973					8,438,973
Warrants issued in connection with issuance of Class A-1 preferred		(10,980)			10,980
Class A-1 convertible preferred subscription receivable		(300,000)					(300,000)
Reclassification of warrant liability					270,641		270,641
Repriced and additional warrants issued related to convertible debenture					1,628,440		1,628,440
Net loss						(6,920,483)	(6,920,483)
Balance at June 30, 2006	10,130,885	$10,765,474	5,410,575	$5,411	$10,172,097	$(19,485,784)	$1,457,198

See Accompanying Notes to Condensed Consolidated Financial Statements.

SMALL WORLD KIDS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Six Month Ended June 30, 2006	Six Month Ended June 30, 2005
Cash flows from operating activities:
Net loss	$(6,920,483)	$(3,797,423)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	93,103	112,744
Amortization of intangibles	235,853	217,506
Non-cash compensation expense	175,689	187,876
Non-cash interest expense	1,473,900	455,779
Non-cash debt discount upon conversion of notes	1,077,034	—
Non-cash warrant repricing and adjustment	1,628,440	—
Change in fair value of warrant liability	(1,711,287)	270,461
Changes in operating assets and liabilities in:
Receivables	(321,641)	(2,240,274)
Inventories	60,941	(3,318,767)
Prepaid expenses and other assets	(435,865)	(52,933)
Accounts payable	82,709	2,053,818
Accrued liabilities	378,399	802,430
Other	(828,683)	(15,388)
Net cash used in operating activities	(5,011,891)	(5,324,171)

Cash flows from investing activities:
Purchases of property and equipment	(8,647)	(173,086)
Acquisitions of businesses, net of cash acquired	—	(108,924
Net cash used in investing activities	(8,647)	(282,010)

Cash flows from financing activities:

Short-term debt borrowings (payments), net of expenses	(11,300,462)	1,175,000
Long-term debt borrowings (payments), net of expenses	10,478,244	2,985,031
Payments to former shareholder	(297,500)	—
Proceeds from equity stock issuances	2,637,481	80,000
Conversion of debt into Class A-1	3,000,000	—
Net cash provided by financing (used for) activities	4,517,763	4,240,031

Net increase (decrease) in cash	(502,775)	(1,366,150)
Cash - beginning of period	524,418	1,785,084
Cash - end of period	$21,643	$418,934

Supplemental cash flow information:
Cash payments for interest	$721,971	$835,030

Non-cash investing and financing activities:
Fair value of warrant issuances related to debt financing (Note 7)	$2,585,804	—
Non-cash dividend associated with the in-the-money conversion feature of convertible preferred stock issuance (Note 7)	2,543,701	—
Fair value of stock granted for acquisition	—	245,000
Note issuance related to acquisition	—	50,000
Reclassification of common stock issuance	—	324,350

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

We have incurred significant losses since our purchase of Small World Toys in May 2004. As of June 30, 2006, our accumulated deficit was $19.5 million. On June 9, 2006, the Company received approximately $2.4 million from the private placement of Class A-1 Preferred Stock at $1.10 per share and binding commitments for an additional $.3 million which the Company expects to close by September 2006, converted $3.0 million of debt due in 2006 and 2008 to Class A-1 Preferred Stock, and restructured a $2.5 million note due in 2006 to $250,000 due within 12 months and the balance to begin principal amortization in October 2008. Subsequent to June 30, 2006, we have received an additional $50,000 and binding commitments for an additional $50,000 which the Company expects to close by September 2006 from the private placement of Class A-1 Preferred Stock at $1.10 per share. As of June 30, 2006, we had $971,000 in principal payments due during the balance of 2006 to Laurus, Horizon, St. Cloud and the former shareholder of Small World Toys. We may not be able to generate sufficient cash flow from operations to meet our debt and operational obligations. If we are unable to generate sufficient cash flow, we would be required to seek additional financing or restructure our debt obligations. There can be no assurance that we will be able to obtain additional financing or restructuring our debt obligations or that, if we were to be successful in obtaining additional financing or restructure our debt obligations, it would be on favorable terms. Failure to obtain additional financing or restructuring our debt obligations may cause us to default on these debt obligations. In addition, under cross default provisions in the Laurus Security Agreement, defaults under our debt obligations may cause the acceleration of the repayment of the Revolving and Term Notes. This raises substantial doubt about the Company’s ability to continue as a going concern for a reasonable period of time. Management has and will continue to pursue the following actions (i) reducing operating expenses, (ii) seeking to obtain new equity and (iii) restructuring the debt obligations.

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

Segments of an Enterprise and Related Information

The Company follows SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information.” SFAS No. 131 requires that a public business enterprise report financial and descriptive information about its reportable operating segments on the basis that is used internally for evaluating segment performance and deciding how to allocate resources to segments. We sell developmental toys including over 800 toy products for the baby to approximately 7 years old including blocks, balls, sorters, regular and bilingual puzzles, doll houses and castles with accessories, wooden appliances with bakery, utensil and realistic food replication, dolls and outdoor sports equipment and activites. We have one segment which meets the quantitative thresholds for reportable segments. Our international sales accounted for 3.2% and 2.3% of our net sales in 2005 and 2004, respectively.

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

Shipping and Handling

All shipping and handling costs related to sales to customers are expensed as incurred and charged to Selling, General and Administrative expenses. These expenses were $684,000 and $1,295,000 for the three months and six months ended June 30, 2006, respectively and $713,000 and $1,505,000 for the three months and six months ended June 30, 2005, respectively . We typically charge customers for freight out, except those vendors who qualify under the dating promotional programs, for orders over $1,000 or under fixed terms.

Recent Accounting Developments

In July 2006, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation ("FIN") No. 48, Accounting for Uncertainty in Income Taxes, with respect to FASB Statement No. 109, Accounting for Income Taxes, regarding accounting for and disclosure of uncertain tax positions. FIN No. 48 is intended to reduce the diversity in practice associated with the recognition and measurement related to accounting for uncertainty in income taxes. This interpretation is effective for fiscal years beginning after December 15, 2006. We are currently evaluating the impact this interpretation will have on our financial statements.

In March 2006, the FASB issued SFAS No. 156 “Accounting for Servicing of Financial Assets an amendment of FASB Statement No. 140”. FASB Statement No. 140, “Accounting for Transfers and servicing of Financial Assets and Extinguishments of Liabilities” establishing among other things, the accounting for all separately recognized servicing assets and servicing liabilities. This Statement amends Statement 140 to require that all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable. This Statement permits, but does not require, the subsequent measurement of separately recognized servicing assets and servicing liabilities at fair value. SFAS No. 156 is effective as of the beginning of the fiscal year that begins after September 15, 2006. The Company is currently evaluating the impact this new Standard, but believes that it will not have a material impact on the Company’s financial position, results of operations or cash flows. The company will adopt SFAS 156 on January 1, 2007

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments” (“SFAS 155”), which amends SFAS No. 133, “Accounting for Derivatives Instruments and Hedging Activities” (“SFAS 133”) and SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities” (“SFAS 140”). SFAS 155 amends SFAS 133 to narrow the scope exception for interest-only and principal-only strips on debt instruments to include only such strips representing rights to receive a specified portion of the contractual interest or principle cash flows. SFAS 155 also amends SFAS 140 to allow qualifying special-purpose entities to hold a passive derivative financial instrument pertaining to beneficial interests that itself is a derivative instruments. The Company is currently evaluating the impact this new Standard, but believes that it will not have a material impact on the Company’s financial position, results of operations or cash flows. We will adopt SFAS 155 on January 1, 2007.

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

In June 2005, the FASB ratified EITF Issue No. 05-2, "The Meaning of `Conventional Convertible Debt Instrument' in EITF Issue No. 00-19, `Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in a Company's Own Stock" ("EITF No. 05-2"), which addresses when a convertible debt instrument should be considered `conventional' for the purpose of applying the guidance in EITF No. 00-19. EITF No. 05-2 also retained the exemption under EITF No. 00-19 for conventional convertible debt instruments and indicated that convertible preferred stock having a mandatory redemption date may qualify for the exemption provided under EITF No. 00-19 for conventional convertible debt if the instrument's economic characteristics are more similar to debt than equity. EITF No. 05-2 is effective for new instruments entered into and instruments modified in periods beginning after June 29, 2005. The Company has applied the requirements of EITF No. 05-2 to new instruments entered into and instruments modified in periods beginning after June 29, 2005.

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

In September 2005, the FASB approved EITF Issue 05-7, “Accounting for Modifications to Conversion Options Embedded in Debt Securities and Related Issues” (“EITF 05-7”). EITF 05-7 addresses that the changes in the fair value of an embedded conversion option upon modification should be included in the analysis under EITF Issue 96-19, “Debtor’s Accounting for a Modification or Exchange of Debt Instruments,” to determine whether a modification or extinguishment has occurred and that changes to the fair value of a conversion option affects the interest expense on the associated debt instrument following a modification. Therefore, the change in fair value of the conversion option should be recognized upon the modification as a discount or premium associated with the debt, and an increase or decrease in additional paid-in capital. EITF 05-7 is effective for all debt modifications in annual or interim periods beginning after December 15, 2005. Management is evaluating the impact of this pronouncement on the Company's financial statements.

NOTE 3     STOCK BASED COMPENSATION

The Company’s 2004 Stock Compensation Plan (“Plan”) provides for grants of options up to 780,000 shares of common stock, and was amended on January 25, 2005 to provide grants of options up to 1,380,000. Pursuant to the Plan, the Company may grant options to any directors, officers, employees and independent contractors of the Company or of any subsidiary of the Company. Stock options are granted at, or above, the fair market value of our stock. As of June 30, 2006, there were 812,000 options available for grant.

The following table summarizes the activity of stock options for the six months ended June 30, 2006:

	Number of Shares	Weighted Average Exercise Price
Shares under option at December 31, 2005	654,166	$3.84
Granted	25,000	2.50
Exercised	0	0
Expired	0	0
Canceled	(70,000)	5.17
Shares under option at June 30, 2006	609,166	$3.63
Exercisable shares as of June 30, 2006	431,457	$3.60
Unvested shares as of June 30, 2006	177,709	$3.69

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

The Company adopted SFAS 123R using the modified prospective transition method, which requires the application of the accounting standard as of January 1, 2006, the first day of the Company’s fiscal year 2006. The Company’s financial statements as of and for the three months and six months ended June 30, 2006 reflect the impact of SFAS 123R. In accordance with the modified prospective transition method, the Company’s financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123R.

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

There were no options granted during the three months ended June 30, 2006. The fair value of the Company’s options granted during the six months ended June 30, 2006 was estimated at the grant date using the Black-Scholes option pricing model with the following the weighted average assumptions:

	Three Months ended June 30, 2006	Six Months ended June 30, 2006
Expected life (in years)	—	6.5
Expected volatility	—	107.1%
Risk-free interest rate	—	4.6%
Expected dividend	—	—

In accordance with SFAS 123R stock-based compensation expense recognized in the statements of operations for the three months and six months ended June 30, 2006 is based on awards ultimately expected to vest. Based on historical experiences, the Company expects 10% per year forfeitures of its prior option grants and therefore the compensation expense has been reduced for estimated forfeitures. SFAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. In the Company’s pro forma information required under SFAS 123 for the periods prior to fiscal 2006, the Company adjusted the expected forfeitures for actual as they occurred.

Stock-based compensation expense recognized under SFAS 123R for the three and six months ended June 30, 2006, was approximately $43,000 and $165,000, respectively. There were no options granted during the three months ended June 30, 2006. The weighted average fair value of options granted during the six months ended June 30, 2006 was $3.93 with an aggregate total value of $98,000. As of June 30, 2006, $327,000 of unrecognized compensation costs related to non-vested stock options are expected to be recognized over the following 31 months. Since we adopted SFAS 123R as of January 1, 2006, there was no stock-based compensation expense related to employee stock options recognized during the three months and six months ended June 30, 2005.

Prior to the adoption of SFAS 123R, the Company accounted for stock-based awards to employees and directors using the intrinsic value method in accordance with APB 25 as allowed under Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (“SFAS 123”). Under the intrinsic value method, no stock-based compensation expense had been recognized in the Company’s statement of operations for the three and six months ended June 30, 2005.

The following pro forma net loss and loss per share information is presented as if the Company accounted for stock-based compensation awarded using the fair value recognition provisions of SFAS 123 for the three and six months ended June 30, 2005:

	Three Months Ended June 30, 2005	Six Months Ended June 30, 2005
Net loss attributable to common stock as reported	$(1,804,979)	(3,797,423)
Deduct: Stock-based employee compensation expense determined under the fair value method for all awards, net of related tax effects	(77,333)	(181,013)
Pro forma net loss	$(1,882,312)	(3,978,436)
Basic and diluted net loss per share:
As reported	$(0.34)	(0.71)
Pro forma	$(0.35)	(0.75)

During the three and six months ended June 30, 2005, the Company granted 10,000 and 38,000 options, respectively at an exercise price equal to the fair market value of our stock at the time of the grant.

The Company also granted 50,000 stock options to a consultant in the first quarter of 2005. These options vest quarterly over a three year period beginning in the second quarter ended June 30, 2005. Any unexercised options expire three months after the completion or termination of the consulting agreement. The value of the options was determined using the Black-Scholes option-pricing model and will be recorded as non-cash compensation expense during the service period of the consulting agreement. The Company recorded compensation expense of $5,000 and $20,000 related to these options during the three months ended June 30, 2006 and 2005, respectively and $11,000 and $20,000 related to these options during the six months ended June 30, 2006 and 2005, respectively

NOTE 4     BALANCE SHEET COMPONENTS

Prepaid expenses and other current assets

Prepaid expenses and other current assets include deferred design and packaging expenses that are amortized over the life of the applicable product, prepaid material, other prepaid expenses and miscellaneous items as follows:

	June 30, 2006	December 31, 2005
Design and packaging expenses	$287,336	$395,709
Prepaid insurance	75,653	157,331
Prepaid marketing fees	202,537	77,161
Prepaid material	338,486	—
Miscellaneous prepaid expenses and other current assets	341,811	426,258
	$1,245,823	$1,056,459

Property and equipment consist of the following:

	June 30, 2006	December 31, 2005
Computer equipment	$331,776	$324,436
Mold cost	246,706	246,706
Warehouse equipment	93,249	93,249
Furniture and fixtures	71,237	69,930
Leasehold improvements	67,207	96,706
	810,175	831,027
Less: accumulated depreciation and amortization	(403,508)	(339,904)
Property and equipment, net	$406,667	$491,123

Depreciation expense for the six months ended June 30, 2006 and 2005 was approximately $93,000 and $113,000, respectively.

NOTE 5     GOODWILL AND OTHER INTANGIBLE ASSETS

In accordance with SFAS 142, an intangible asset that is not subject to amortization such as goodwill shall be at a minimum, tested for impairment annually. The first of the impairment tests consists of a comparison of the total fair value of the Company based upon the closing stock price and the Company’s net assets on the date of the test. If the fair value is in excess of the net assets, there is no indication of impairment and no need to perform the second tier impairment test. The Company performed this test as of the end of the Second Quarter, the second year mark of the purchase of Small World Toys which resulted in the recording of the goodwill carried on the Company’s books. As the market value of the Company significantly exceeded the net assets of the Company, there is no indication of impairment and no adjustment was required to be made.

In accordance with SFAS 142, the Company also reviewed for impairment the fair value of the intangible assets acquired from Imagiix in June 2005. In 2006, the Company has orders and shipped approximately $759,000 in Imagiix products and exceeded the projections used for the valuation of the assets acquired. As such, there is no indication of impairment and no adjustment was required to be made.

NOTE 6     ISSUANCE OF CLASS A-1 PREFERRED STOCK

On June 9, 2006, the Company received approximately $2.4 million from the private placement of Class A-1 Preferred Stock at $1.10 per share and binding commitments for an additional $.3 million which the Company expects to close by September 2006. Subsequent to June 30, 2006, we have received an additional $50,000 and binding commitments for an additional $50,000 which the Company expects to close by September 2006 from the private placement of Class A-1 Preferred Stock at $1.10 per share. As a condition of this transaction, we converted an aggregate of $3 million of debt (plus a portion accrued interest) into 2,763,636 shares of the Class A-1 Convertible Preferred as follows: (i) the 24% Notes Due 2006 in principal amount of $1,000,000 with Hong Kong League Central Credit Union, PCCW Credit Union and HIT Credit Union; (ii) the $1.5 million in principal amount of the 10% Convertible Debentures due in 2008 along with accrued but unpaid interest and penalties; and (iii) the 10% Note Due 2006 - Related Party in principal amount of $500,000 in notes to various investors which included Debra Fine, the Company’s President and Chief Executive Officer who provided $175,000 of the total borrowing. We also converted the shares of Series A Convertible Preferred Stock we issued to SWT, LLC on August 11, 2005, when we converted a $5,000,000 Bridge Note dated May 2004 held by SWT, LLC., along with accrued but unpaid dividends, into 4,908,157 shares of the Class A-1 Preferred Stock.

Also as a condition of this sale, the Company entered into a Third Amendment to the Note Purchase Agreement dated as of June 9, 2006 with St. Cloud Capital Partners L.P. where the Company prepaid $50,000 of the existing $2,500,000 note and issued to St. Cloud Note two new notes to replace the exiting note. The first note in the principal amount of $200,000 is for twelve months with monthly amortization payments at a 10% interest rate. The second note is for $2,250,000 with interest at 10% per annum, interest only payable on June 30, 2006 and September 15, 2006. Commencing September 16, 2006, payments will be interest only each month through September 15, 2008, and commencing October 15, 2008, monthly amortization payments (based on a five-year amortization) with all interest plus unpaid principal due on September 15, 2011. The second note will be convertible into shares of the common stock of the Company at $4.00 per share (Note 7).

The Company issued 100,000 warrants with an exercise price of $2.00 to C.E.Unterberg, Towbin Capital Partners1, L.P. in connection with the private placement of Class A-1 Preferred Stock. The warrants have a fair value of $11,000 calculated using the Black Scholes option pricing model with the following assumptions:

Expected life (in years)	5
Expected volatility	121.7%
Risk-free interest rate	5.0%
Expected dividend	—

The fair value of the warrants are recorded as a reduction to the net proceeds from the private placement of Class A-1 Preferred Stock.

The Class A-1 Preferred Stock has a beneficial conversion feature which allows the holders to acquire Common Stock of the Company at an effective conversion price of $.25 below fair value at the date of issuance.  In accordance with EITF 98-5, Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios, the Company has determined the intrinsic value of this in-the-money conversion feature accounted for it as a discount to the Preferred Stock.  The intrinsic value of the beneficial conversion feature was determined to be approximately $2.5 million.  As the Preferred Stock is immediately convertible, the full value of the conversion feature is deemed a dividend upon issuance and as such have been recorded directly to accumulated deficit. The Class A-1 Preferred has an adjustment of the conversion price upon issuance of additional equity at a price lower than the conversion which causes the Class A-1 Preferred to be treated as unconventional but upon evaluation under EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock”, it was determined that the embedded derivative would be classified as equity and as such, the Company did not bifurcate the conversion feature.

NOTE 7     LONG-TERM DEBT

Components of long-term debt are as follows (net of discounts):

	June 30, 2006	December 31, 2005
Secured Non-Convertible Revolving Note	$8,054,937	$8,115,641
Secured Non-Convertible Term Note	1,900,000	—
Purchase Order Revolving Credit Note	338,486	—
10% Bridge Notes Due 2006 (less discounts of $762,576 on December 31, 2005)	—	1,737,424
10% Bridge Note Due 2011(less discounts of $226,693)	2,023,307	—
10% Bridge Note Due 2007	200,000	—
24% Notes Due 2006 (less discounts of $0 on December 31, 2005)	—	1,000,000
10% Convertible Debentures Due 2008 (less discounts of $1,250,630 on December 31, 2005)	—	249,370
5% Note Due 2006 - Former shareholder (related party)	377,619	675,119
10% Note Due 2006 - Related party (less discounts of $62,324 on December 31, 2005)	—	437,676
	12,894,349	12,215,230
Less: current portion	(916,105)	(11,965,860)
	$11,978,244	$249,370

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

These warrants are subject to registration rights requiring the Company to register the underlying shares with the SEC within 60 days of the issuance of the warrant. The deadline to register the underlying shares has been subsequently amended to June 15, 2006. The Company filed the registration statement with the SEC on June 15, 2006. The registration statement must be declared effective within 180 days of the issuance of the warrant or Laurus may impose a default interest rate equal to two percent (2%) per month interest on the outstanding Revolving and Term Notes until the registration statement is declared effective.

It has been determined that the default interest rate is in effect liquidated damages, and therefore, in accordance with EITF 00-19, the value of the warrants has been recorded as a liability subject to marked-to-market revaluation at each period end. The decrease in the fair value of the warrant liability associated with Laurus from the date of issuance of February 28, 2006 to June 30, 2006 was $1,293,000 and is a result of the decrease in the trading value of our stock during this period.

In connection with the Security Agreement, the Company paid broker and management fees of $833,000 and was recorded as an asset as debt issuance costs to be amortized over the life of the loan.

The value of the warrant of $2,586,000 was recorded as an asset as debt issuance costs to be amortized over the life of the loan.

The Company had $443,000 of availability on the Revolving Note as of June 30, 2006.

On July 26, 2006, Laurus authorized an $750,000 overadvance (amount in excess of the maximum allowed borrowings based on a formula amount of the secured assets) on the Revolving Note based on the following terms:

1.	All funds from the overadvance will be used strictly to fulfill the open orders and current backlog.
2.	An agreement will be reached within 10 business days to ensure that no principal reductions take place on subordinated debt while the overadvance is outstanding.
3.	Within 20 business days, Laurus will be provided financial projections, updated detail on backlog and open orders and an analysis of the uses of the first $750,000.
4.	The company will need to raise new capital of no less than $500,000, excluding amounts already committed to on July 26, 2006.
5.	Laurus will review the credit in a 30-45 day period for the possibility of an additional $750,000 overadvance.

A meeting has been scheduled on August 21, 2006 with Laurus to review the provided financial projections, updated detail on backlog and open orders and an analysis of the uses of the first $750,000. No agreement has been reached as of August 11, 2006 with the subordinated lenders relating to the suspension of principal payments while the overadvance is outstanding. During the period that the overadvance is outstanding, the interest rate will equal two percent (2%) per month of the amount of the overadvance.

Purchase Order Financing Facility

On March 20, 2006, The Company entered into a Purchase Order Revolving Credit Line (“PO Credit Line”) of Five Million Dollars ($5,000,000) with Horizon Financial Services Group USA to provide financing for the acquisition of product from our overseas vendors. The term of the PO Credit Line is eighteen (18) months and provides that we may borrow up to $5,000,000 subject to certain conditions including Horizon’s approval of the applicable vendors. A financing fee equal to Four and One Half Percent (4.50%) of the gross amount or face value of each Horizon financing instrument will be charged for the first forty-five (45) day period or part thereof that the financing instrument remains outstanding. An additional fee of fifty basis points (.50%) for each additional period of 15 days, or part thereof, during which the Horizon financing instrument remains outstanding will be charged. The PO Credit Line has no financial covenants and is collateralized by a security interest, junior in position to that of our senior lender, Laurus Master Fund, Ltd, to the assets related to the PO Credit Line transactions. As of June 30, 2006, there were $338,000 due under this facility.

10% Bridge Notes - St Cloud Capital Partners LP

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

On June 9, 2006, the Company received approximately $2.4 million from the private placement of Class A-1 Preferred Stock at $1.10 per share and binding commitments for an additional $.3 million which the Company expects to close by September 2006. As a condition of this sale, the 10% Note Due 2006 to St Cloud in the principal amount of $2.5 million was restructured as follows: the Company prepaid $50,000 of the existing note and issued to St. Cloud two new notes to replace the exiting note. The first note in the principal amount of $200,000 will be for twelve months with monthly amortization payments at a 10% interest rate; the second note (the first and second notes in aggregate “Notes”) will be for $2,250,000 with interest at 10% per annum with interest only payable on June 30, 2006 and September 15, 2006 and commencing September 16, 2006, payments will be interest only each month through September 15, 2008 and commencing October 15, 2008, monthly amortization payments (based on a five-year amortization) with all interest plus unpaid principal due on September 15, 2011 and the second note will be convertible into shares of the common stock of the Company at $4.00 per share.  The Company determined the Notes resulted in a substantial modification since the effective interest rate of the Replacement Note included warrants issued while there were no warrants issued with the Notes resulting in the net present value between the two notes to be greater than 10%, and in accordance with EITF Issue 96-19, Debtor’s Accounting for a Modification or Exchange of Debt, the exchange transaction was accounted for as an extinguishment of debt. The relative fair market value of the Replacement Note and the Notes were deemed to be equal since the principle and interest of the two notes are equal and therefore there was no gain or loss associated with the extinguishment of the old debt instrument to be recognized in the current period.

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

On June 9, 2006, the Company received approximately $2.4 million from the private placement of Class A-1 Preferred Stock at $1.10 per share and binding commitments for an additional $.3 million which the Company expects to close by September 2006. As a condition of this sale, the 24% Notes Due 2006 in the aggregate principal amount of $1,000,000 with Hong Kong League Central Credit Union, PCCW Credit Union and HIT Credit Union were converted into 909,091 shares of the Class A-1 Preferred Stock.

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

In consideration for the issuance of the Debentures, the Company issued five year immediately exercisable warrants to purchase an aggregate of 281,250 shares of the Company’s Common Stock. Of the shares underlying the warrants, 93,750 have an exercise price of $7.50 per share (subject to adjustment) and 187,550 have an exercise price of $6.00 per share. These warrants have a fair value of $1.1 million calculated using the Black Scholes option pricing model. These warrants are subject to registration rights requiring the Company to register the underlying shares with the SEC within 120 days of the issuance of the Debentures. In connection with the Security Agreement with Laurus, the registration rights were amended to require the Company to register the underlying shares with the SEC when the Company registers the underlying shares of the Warrant issued with the Security Agreement with Laurus. In accordance with EITF 00-19, the value of the warrants has been recorded as a liability subject to marked-to-market revaluation at each period end. The decrease in the fair value of the warrant liability associated with the 10% Convertible Debentures from December 31, 2005 to June 9, 2006 was $418,000 and is a result of the decrease in the trading value of our stock during this period.

On June 9, 2006, the Company received approximately $2.4 million from the private placement of Class A-1 Preferred Stock at $1.10 per share and binding commitments for an additional $.3 million which the Company expects to close by September 2006. As a condition of this sale, the $1.5 million in principal amount of the 10% Convertible Debentures due in 2008 along with accrued but unpaid interest and penalties were converted into 1,400,000 shares of the Class A-1 Preferred Stock. As a result of this transaction, the Company no longer has an obligation to register the underlying shares with the SEC and as such the warrant liability of $271,000 was reclassified to equity. Also, as a result of this conversion, $1,062,000 of unamortized debt discount was charged to interest expense. Per the warrant agreement, because the price per share of the Class A-1 Preferred Stock $1.10 was less than the exercise price of the 93,750 warrants with an exercise price of $7.50 per share and 187,550 warrants with an exercise price of $6.00 per share, the 93,750 and 187,500 warrants were repriced to $1.10 and an additional 1,380,688 warrants were issued at $1.10. Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment, (“SFAS 123R”) addresses modifications to equity instruments. In accordance with SFAS 123R, the modification of the exercise price resulted in an expense of $80,000.

The fair market value of the additional 1,380,688 warrants was $1,549,000 and calculated using the Black Scholes option pricing model with the following assumptions:

Expected life (in years)	4.25
Expected volatility	121.7%
Risk-free interest rate	5.0%
Expected dividend	—

 5% Note Due 2006 - Former shareholder

As part of the purchase for SWT Shares on May 20, 2004, the Company entered into a contingent earnout with the former shareholder of Small World Toys. The Company agreed to a two year promissory note, payable in quarterly installments commencing April 2005 with a minimum payment of $700,000 and a maximum payment of $1,500,000, if certain sales targets are achieved in 2005 and 2006. In 2005, the seller earned $673,000 based on the Company obtaining $33.7 million in net sales of which $350,000 was paid in quarterly installments in 2005 and the balance and interest due in 2006 to be paid on a $60,000 per month payment schedule commencing on April 2006 at 10% interest on the unpaid balance. The 2006 earnout is based on 2% of 2006 net sales up to a maximum of $800,000. If the certain sales targets are achieved, as allowed by SFAS 141, “Business Combinations”, the contingent payout of up to a maximum of $800,000 will be considered additional cost of acquiring Small World Toys and recorded as goodwill. Of the 2006 earnout, a minimum quarterly payment of $87,500 will be paid with the balance earned due January 2007.

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

On June 9, 2006, the Company received approximately $2.4 million from the private placement of Class A-1 Preferred Stock at $1.10 per share and binding commitments for an additional $.3 million which the Company expects to close by September 2006. As a condition of this sale, the $500,000 in principal amount of the 10% Note due 2006 was converted into 455,000 shares of the Class A-1 Preferred Stock. As a result of this conversion, $15,000 of unamortized debt discount was charged to interest expense.

For the three and six months ended June 30, 2006, aggregate accretion of debt discounts were $888,000 and $1,474,000, respectively and included in interest expense. In addition, as a result of the conversion of $3 million of debt into Class A-1 Preferred Stock on June 9, 2006, $1,077,000 in unamortized debt issuance costs related to the converted debt were recorded as a non-cash expense in June 2006.

NOTE 8     COMMITMENTS AND CONTINGENCIES

As part of the purchase for SWT Shares on May 20, 2004, the Company entered into a contingent earnout agreement with the former shareholder of Small World Toys whereby the Company agreed to a two year promissory note, payable in quarterly installments commencing April 2005 with a minimum payment of $700,000 and a maximum payment of $1,500,000, should certain sales targets be achieved in 2005 and 2006 (see Note 7 under 5% Note Due 2006 - Former shareholder).

On August 5, 2005, Gemini Partners, Inc. (“Gemini”) filed an action in the Superior Court of the State of California for the County of Los Angeles against Small World Toys, Debra Fine, and Fineline Services, LLC. On February 21, 2006, Gemini filed a second amended complaint that, among other things, named as a defendant Small World Kids, Inc. Gemini’s complaint arises out of a written consulting agreement dated as of November 10, 2003 entered into by and between Gemini and Fineline Services. On June 13, 2006, the Company and Gemini settled the suit out of court for $40,000.

On September 7, 2005, Small Play, Inc. (“Small Play”) filed an action in the United States District Court for the Southern District of New York against Small World Toys alleging $3 million in damages in connection with a supposed breach of an alleged oral licensing agreement. The suit was dismissed without prejudice by the Court on June 1, 2006 for failure of the plaintiffs to prosecute.

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

NOTE 9     CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS

Since February 2006, the Company has retained Russell Fine, the spouse of our CEO and President, Debra Fine, to provide systems and operations consulting services on a month to month basis. The monthly consulting charge has been limited to $11,000 per month and the total charges to date have been deferred.

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

NOTE 10    EARNINGS (LOSS) PER SHARE

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

	Three Months Ended June 30
	2006	2005
Net loss attributable to common stock	$(7,608,941)	$(1,804,979)

Basic and diluted weighted average shares and equivalents	5,410,575	5,330,853

Basic and diluted earnings (loss) per share	$(1.41)	$(0.34)

	Six Months Ended June 30
	2006	2005
Net loss attributable to common stock	$(9,708,134)	$(3,797,423)

Basic and diluted weighted average shares and equivalents	5,410,575	5,321,908

Basic and diluted earnings (loss) per share	$(1.79)	$(0.71)

For the three and six months ended June 30, 2006, there were a total of 5,296,000 and 3,976,000 respectively, potentially dilutive securities based on the weighted average shares outstanding using the treasury method during the period reported considered to be anti-dilutive which due to the net loss from operations were not included in the calculations of earnings per share. For the three and six months ended June 30, 2005, there were a total of 80,000 and 124,000, respectively, potentially dilutive securities based on the weighted average shares outstanding using the treasury method considered to be anti-dilutive which due to the net loss from operations were not included in the calculations of earnings per share.

NOTE 11    SUBSEQUENT EVENTS

On June 9, 2006, the Company received approximately $2.4 million from the private placement of Class A-1 Preferred Stock at $1.10 per share and binding commitments for an additional $.3 million, of which $150,000 was received on August 14, 2006 and the balance the Company expects to receive by September 2006. As of August 21, 2006, an additional $50,000 was received from the private placement of Class A-1 Preferred Stock at $1.10 per share and binding commitments for an additional $50,000 which the Company expects to close by September 2006.

On July 26, 2006, Laurus authorized an $750,000 overadvance (amount in excess of the maximum allowed borrowings based on a formula amount of the secured assets) on the Revolving Note based on the following terms:

6.	All funds from the overadvance will be used strictly to fulfill the open orders and current backlog.
7.	An agreement will be reached within 10 business days to ensure that no principal reductions take place on subordinated debt while the overadvance is outstanding.
8.	Within 20 business days, Laurus will be provided financial projections, updated detail on backlog and open orders and an analysis of the uses of the first $750,000.
9.	The company will need to raise new capital of no less than $500,000, excluding amounts already committed to on July 26, 2006.
10.	Laurus will review the credit in a 30-45 day period for the possibility of an additional $750,000 overadvance.

A meeting has been scheduled on August 21, 2006 with Laurus to review the provided financial projections, updated detail on backlog and open orders and an analysis of the uses of the first $750,000. No agreement has been reached as of August 11, 2006 with the subordinated lenders relating to the suspension of principal payments while the overadvance is outstanding. During the period that the overadvance is outstanding, the interest rate will equal two percent (2%) per month of the amount of the overadvance.

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

COMPANY OVERVIEW

Small World Kids, Inc. was organized on July 28, 2001 under the name SavOn Team Sports, Inc. in the State of Utah to sell sporting goods over the Internet. On May 20, 2004, we acquired Fine Ventures, LLC, a Nevada limited liability company, and Small World Toys, a California corporation. As a result of these acquisitions, we had a change of our management, our controlling shareholders, our financial position and our business plan. Small World Kids is now a holding company and has no significant business operations or assets other than our interest in Small World Toys. Fine Ventures LLC is a wholly owned subsidiary with no business operations or assets. Since the acquisition of Small World Toys, the Company has been engaged in the development, manufacturing, marketing and distribution of educational and developmental toys. To more accurately reflect our operations after the acquisitions, we changed our name from SavOn Team Sports, Inc. to Small World Kids, Inc. We also changed our place of incorporation from the state of Utah to the state of Nevada.

In September 2004, Small World Toys acquired certain assets of Neurosmith LLC including electronic learning and related intellectual property, prototypes, models, chips and miscellaneous assets. On June 24, 2005, the Company acquired certain assets of Imagiix LP including intellectual property and miscellaneous assets.

Working capital requirements generally reach peak levels from August through November of each year. To gain shelf space and address the seasonality of the toy industry, we offer early buy programs that are volume related with extended payment terms. Our historical revenue pattern is one in which the second half of the year is more significant to the Company’s overall business than the first half and, within the second half of the year, the fourth quarter is the most prominent. The trend of retailers over the past few years has been to make a higher percentage of their purchases of toy and game products within or close to the fourth quarter holiday consumer buying season, which includes Christmas.

As of June 30, 2006 and 2005, Small World Kids is comprised solely of Small World Toys and as such the balances and results for each entity are one in the same.

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

However, acquisitions involve uncertainties, and our attempts to identify appropriate acquisitions, and finance and complete any particular acquisition, may not be successful. In addition, growth by acquisition involves risks that could adversely affect our results of operations, including difficulties in integrating and assimilating the operations and personnel, the potential loss of key employees of acquired companies, failure of an acquired business to achieve targeted financial results.and potential increase of indebtedness to finance the acquisition.

Small World Toys

Small World Toys has been distributing toys for over 40 years. Our Small World Toys’ proprietary product lines features toys for children ages zero to ten with a focus of promoting early learning, education, discovery and imagination. Small World Toys develops, manufactures, markets and distributes toys to promote healthy minds and bodies in infant, pre-school, early learning, imaginative play and active play categories. The company distributes products in specialty, mass, chain, education, catalog, online and international channels through sales representative firms as well as in-house sales executives. Proprietary brands include IQ Baby®, IQ Preschool®, Ryan’s Room®, Gertie Ball®, Small World Living, Puzzibilities®, All About Baby®, Neurosmith® and Imagiix™. We also exclusively distribute product for several brands such as TOLO® to the specialty toy market in the United States through our “SW Express” distribution arm. Small World Toys has had acquired licenses for our developmental toy products including the works of Dr. Seuss, Eric Carle, including “The Very Hungry Caterpillar”, Karen Katz, including “Where is Baby’s Belly Button” and “Clifford the Big Red Dog” from Scholastic Entertainment for our Gertie Ball line of products, .

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

RESULTS OF OPERATIONS

Consolidated Summary

The following table provides a summary of the Company’s unaudited condensed consolidated results of operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Net sales	$5,461,958	$6,164,399	$11,909,952	$13,316,580
Cost of sales	3,132,242	3,854,691	7,432,108	7,758,863
Gross profit	2,329,716	2,309,708	4,477,844	5,557,717

Operating expenses:
Selling, general and administrative	3,288,906	3,049,153	6,657,084	6,683,728
Research and development	413,500	549,979	869,841	1,038,001
Intangibles amortization	117,925	126,889	235,851	217,506
Total operating expenses	3,820,331	3,726,021	7,762,776	7,939,235

Income from operations	(1,490,615)	(1,416,313)	(3,284,932)	(2,381,518)

Other income (expense):
Interest expense	(1,694,774)	(676,898)	(2,733,771)	(1,290,809)
Debt discount upon conversion of notes	(1,077,034)	—	(1,077,034)	—
Warrant repricing and adjustment	(1,628,440)	—	(1,628,440)	—
Warrant valuation adjustment	907,075	224,114	1,711,288	(270,461
Other	37,498	64,118	92,406	145,365
Total other income (expense)	(3,455,675)	(388,666)	(3,635,551)	(1,415,905)

Net Loss	(4,946,290)	(1,804,979)	(6,920,483)	(3,797,423)

The following table sets forth, for the periods indicated, the percentage of total net sales represented by the line items reflected in the Company’s unaudited condensed consolidated statements of operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	57.3%	62.5%	62.4%	58.3%
Gross profit	42.7%	37.5%	37.6%	41.7%

Operating expenses:
Selling, general and administrative	60.2%	49.5%	55.9%	50.2%
Research and development	7.6%	8.9%	7.3%	7.8%
Intangibles amortization	2.2%	2.1%	2.0%	1.6%
Total operating expenses	70.0%	60.5%	65.2%	59.6%

Income from operations	(27.3)%	(23.0)%	(27.6)%	(17.9)%

Other income (expense):
Interest expense	(31.1)%	(11.0)%	(23.0)%	(9.7)%
Debt discount upon conversion of notes	(19.7)%	—	(9.0)%	—
Warrant repricing and adjustment	(29.8)%	—	(13.7)%	—
Warrant valuation adjustment	16.6%	3.6%	14.4%	(2.0)%
Other	.7%	1.0%	.8%	1.1%
Total other income (expense)	(63.3)%	(6.4)%	(30.5)%	(10.6)%

Net Loss	(90.6)%	(29.4)%	(58.1)%	(28.5)%

Net sales

Net sales for the three and six months ended June 30, 2006 decreased $702,000 or 11.4% and $1,407,000 or 10.6%, respectively from the same periods one year ago. The revenue decrease for the three and six months ended June 30, 2006 is mainly attributable to the decrease of $1,455,000 and $3,105,000 in sales to the specialty toy and national chain channels, respectively, over the comparable prior year periods. Part of this decline is attributed to the lack of available inventory to fill orders. While inventory has increased slightly since the beginning of the year, management is initiating improved demand order forecasting to increase the fill rate. Partially offsetting this decline was an increase in sales to mass retailers of $753,000 and $1,698,000 for the three months and six months ended June 30, 2006 over the comparable prior year periods. Except for the Neurosmith product line which was introduced in the second quarter of 2005, Eric Carle licensed products which were introduced in 2006 and All about Baby almost all other brands suffered declines over the comparable prior year periods primarily due to the supply shortages. The Ryan Room product line increased during the second quarter and was essentially flat for the first half of 2006 over the comparable prior year periods.

Gross Profit

Gross profit for the three and six months ended June 30, 2006 increased $20,000 or .9% and decreased $1,080,000 or 19.4%, respectively from the same periods one year ago. Gross profit margin of 42.7% increased for the three months ended June 30, 2006 as compared to 37.5% for the three months ended June 30, 2005. The increase in gross margin primarily resulted from a lower mix of sales to national chain retailers of 12.7% of net sales for the three months ended June 30, 2006, as compared to 29.2% of net sales for the three months ended June 30, 2005. Sales to national chains typically have lower gross margins than sales to the specialty stores and mass retailers, but do not incur freight out or warehousing expenses and have lower commissions. Gross profit margin of 37.6% decreased for the six months ended June 30, 2006 as compared to 41.7% for the six months ended June 30, 2005. The decrease in gross margin primarily resulted from a lower mix of sales to specialty stores of 71.8% of net sales for the six months ended June 30, 2006, as compared to 78.2% of net sales for the for the six months ended June 30, 2005. Sales to the specialty stores typically have higher gross margins than sales to the national chains and mass retailers, but incur freight out and warehousing expenses and have higher commissions.

Operating Expenses

Operating expenses for the three months ended June 30, 2006 increased $94,000 or 2.5% to $3,820,000 from $3,726,000 but as a percentage of sales increased to 70.0% from 60.5% for the three months ended June 30, 2005 due to the lower sales for the three months ended June 30, 2006 as compared to the three months ended June 30, 2005. Selling, general and administrative expenses for the three months ended June 30, 2006 increased $240,000 or 7.9% to $3,289,000 from $3,049,000 for the three months ended June 30, 2005. Increased selling, shipping and handling expenses for the three months ended June 30, 2006 of $117,000 or 9.1% over the prior year period was driven by the lower mix of sales to national chains which do not incur shipping and handling costs. Legal and auditing expenses, driven primarily by the increased costs of being a public company, increased by $139,000 for the three months ended June 30, 2006 as compared to the prior year period. Marketing and branding expenses decreased slightlyby $18,000 for the three months ended June 30, 2006 as compared to the prior year period. The non-cash consulting expenses for the three months ended June 30, 2006 attributable to the issuance of stock options granted to consultants for services valued by using the Black-Scholes option-pricing model decreased by $101,000 over the comparable period. The non-cash recognition of stock compensation expense in the three months ended June 30, 2006 was $48,000 resulting from the adoption of SFAS 123(R) using the modified prospective transition method in January 2006. Prior to the adoption of SFAS 123R, the Company accounted for stock-based awards to employees and directors using the intrinsic value method in accordance with APB 25 as allowed under Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (“SFAS 123”). Under the intrinsic value method, no stock-based compensation expense had been recognized in the Company’s statement of operations for the three months ended June 30, 2005. Partially offsetting the increase in operating expenses was the decrease in research and development costs of $136,000 or 24.8% to $414,000 for the three months ended June 30, 2006 as compared to $550,000 for the three months ended June 30, 2005. The Company also incurred a slight decrease in amortization expenses of $9,000 for the three months ended June 30, 2006 as compared to the same period of the prior year.

Operating expenses for the six months ended June 30, 2006 increased $176,000 or 2.2% to $7,763,000 from $7,939,000 but as a percentage of sales increased to 65.2% from 59.6% for the six months ended June 30, 2005. Selling, general and administrative expenses for the six months ended June 30, 2006 slightly decreased $27,000 or .4% to $6,657,000 from $6,684,000 for the six months ended June 30, 2005. Decreased selling, shipping and handling expenses for the six months ended June 30, 2006 of $312,000 or 10.1% over the prior year period was driven by the lower mix of sales to specialty stores which incur shipping and handling costs. Legal and auditing expenses, driven primarily by the increased costs of being a public company and several legal suits which were settled in the second quarter of 2006 increased by $253,000 for the six months ended June 30, 2006 as compared to the prior year period. Marketing and branding expenses decreased by $117,000 for the six months ended June 30, 2006 as compared to the prior year period. The non-cash consulting expenses for the six months ended June 30, 2006 attributable to the issuance of stock options granted to consultants for services valued by using the Black-Scholes option-pricing model decreased by $177,000 over the comparable period. The non-cash recognition of stock compensation expense in the six months ended June 30, 2006 was $176,000 resulting from the adoption of SFAS 123(R) using the modified prospective transition method in January 2006. Prior to the adoption of SFAS 123R, the Company accounted for stock-based awards to employees and directors using the intrinsic value method in accordance with APB 25 as allowed under Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (“SFAS 123”). Under the intrinsic value method, no stock-based compensation expense had been recognized in the Company’s statement of operations for the six months ended June 30, 2005. As of June 30, 2006, $327,000 of unrecognized compensation costs related to non-vested stock options are expected to be recognized over the following 31 months. Partially offsetting the increase in operating expenses was the decrease in research and development costs of $168,000 or 16.2% to $870,000 for the six months ended June 30, 2006 as compared to $1,038,000 for the six months ended June 30, 2005. The Company also incurred a slight increase in amortization expenses of $18,000 for the six months ended June 30, 2006 as compared to the same period of the prior year.

Other Income and Expense

Interest expense for the three months ended June 30, 2006 increased $1,018,000 or 150.4% to $1,695,000 from $677,000 for the three months ended June 30, 2005. This is attributable to the increase of $590,000 in non-cash interest expense resulting from the amortization of debt discounts and increased debt that occurred for the three months ended June 30, 2006 over the comparable prior year period. Interest expense for the six months ended June 30, 2006 increased $1,443,000 or 111.8% to $2,734,000 from $1,291,000 for the six months ended June 30, 2005. The increase is primarily due to the increase of $1,018,000 in non-cash interest expense resulting from the amortization of debt discounts and increased debt that occurred for the six months ended June 30, 2006 over the comparable prior year period.

As a result of the conversion of $3 million of debt into Class A-1 Preferred Stock on June 9, 2006, $1,077,000 in unamortized debt issuance costs related to the converted debt were recorded as a non-cash expense in June 2006 (Note 7). The repriced and additional warrants issued to the 10% Convertible Debenture holders on June 9, 2006 resulted in a $1,628,000 non-cash expense in June 2006 (Note 7).

The agreement with Laurus and the $1.5 million 10% Convertible Debentures noteholders obligates us to file a registration statement to register the warrant shares and the common shares underlying the conversion. Accordingly, pursuant to EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock”, the cumulative relative net value of the warrant at the date of issuance of $3,663,000 was recorded as a warrant liability on the balance sheet. Any change in fair value from the date of issuance to the date the underlying shares are registered will be included in other (expense) income. The change in fair market value (“FMV”) of the warrant liability is a non-cash charge determined by the difference in FMV from period to period. The Company calculates the FMV of the warrants outstanding using the Black-Scholes model. The decrease in the fair value of the warrant liability associated with Laurus and the 10% Convertible Debentures for the three months and six months ended June 30, 2006 were $907,000 and $1,711,000 and is a result of the decrease in the trading value of our stock. This compares to a decrease of $170,000 in the fair value of warrant liability for the three months ended June 30, 2006 and an increase of $270,000 for the six months ended June 30, 2005. Since the $1.5 million 10% Convertible Debentures were converted on June 9, 2006 into Class A-1 Convertile Preferred shares, the company no longer has an obligation to file a registration statement to register the warrant shares and the common shares underlying the conversion of the 10% Convertible Debentures and the warrant liability associated with the 10% Convertible Debentures was reclassified as Equity (Note 7). The Company has an obligation to file a registration statement with Laurus and filed the registration statement with the SEC on June 15, 2006.

Lower rent income accounted for the $27,000 decrease in Other for the three months ended June 30, 2006 and lower rent and commission income accounted for the 53,000 decrease in Other for the six months ended June 30, 2006 over the comparative periods in 2005.

Provision for Income Tax

Small World Kids recorded no provision for income taxes for the three and six months ended June 30, 2006 and 2005 due to the net loss incurred during these periods.

Dividends

The 10% Class A Convertible Preferred Stock requires that we accrue a quarterly dividend at a rate of 10% per annum. The dividend is payable in cash or a combination of 50% cash and 50% Common Stock at the Company’s option, but the Company has not yet declared or paid any of the accrued dividends since the conversion to Preferred Stock on August 11, 2005. On June 9, 2006, we issued Class A-1 Convertible Preferred Stock along with converting the 10% Class A Convertible Preferred Stock along with accrued but unpaid dividends of $399,000. The holders of the outstanding Class A-1 Preferred Stock will be entitled to receive, out of funds legally available therefore, cumulative dividends at the annual rate of 6% per annum payable quarterly in shares of the Company’s Class A-1 Preferred Stock at a per share price of $1.10. The Company has not yet declared or paid any of the accrued dividends for the 6% Class A-1 since the issuance of these securities.

The Class A-1 Preferred Stock has a beneficial conversion feature which allows the holders to acquire Common Stock of the Company at an effective conversion price of approximately $.25 below fair value at the date of issuance.  In accordance with EITF 98-5, Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios, the Company has determined the intrinsic value of this in-the-money conversion feature accounted for it as a discount to the Preferred Stock.  The fair market value of the intrinsic value of the beneficial conversion feature was determined to be approximately $2.5 million.  As the Preferred Stock is immediately convertible, the full value of both the conversion feature are deemed a dividend upon issuance and as such have been recorded directly to retained earnings.

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

We have incurred significant losses since our purchase of Small World Toys in May 2004. As of June 30, 2006, our accumulated deficit was $19.5 million. Our net cash used in operating activities for the six months ended June 30, 2006 is $5.1 million. On June 9, 2006, the Company received approximately $2.4 million from the private placement of Class A-1 Preferred Stock at $1.10 per share and binding commitments for an additional $.3 million which the Company expects to close by September 2006, converted $3.0 million of debt due in 2006 and 2008 to Class A-1 Preferred Stock, and restructured a $2.5 million note due in 2006 to $250,000 due within 12 months and the balance to begin principal amortization in October 2008. Subsequent to June 30, 2006, we have received an additional $50,000 and binding commitments for an additional $50,000 which the Company expects to close by September 2006 from the private placement of Class A-1 Preferred Stock at $1.10 per share. As of June 30, 2006, we had $971,000 in principal payments due during the balance of 2006 to Laurus, Horizon, St. Cloud and the former shareholder of Small World Toys. We may not be able to generate sufficient cash flow from operations to meet our debt and operational obligations. If we are unable to generate sufficient cash flow, we would be required to seek additional financing or restructure our debt obligations. There can be no assurance that we will be able to obtain additional financing or restructure our debt obligations or that, if we were to be successful in obtaining additional financing or restructure our debt obligations, it would be on favorable terms. Failure to obtain additional financing or restructuring our debt obligations may cause us to default on these debt obligations. In addition, under cross default provisions in the Laurus Security Agreement, defaults under our debt obligations may cause the acceleration of the repayment of the Revolving and Term Notes. This raises substantial doubt about the Company’s ability to continue as a going concern for a reasonable period of time. Management has and will continue to pursue the following actions (i) reducing operating expenses, (ii) seeking to obtain new equity and (iii) restructuring the debt obligations.

Additionally, the Company may need additional financing to fund the Company’s acquisition strategy, the amount of which will depend on the price and structure of potential acquisitions.

On June 9, 2006, the Company received approximately $2.4 million from the private placement of Class A-1 Preferred Stock at $1.10 per share and binding commitments for an additional $.3 million which the Company expects to close ny September 2006. Subsequent to June 30, 2006, we have received an additional $50,000 and binding commitments for an additional $50,000 which the Company expects to close by September 2006 from the private placement of Class A-1 Preferred Stock at $1.10 per share. As a condition of this transaction, we converted $3 million of debt into 2,763,636 shares of the Class A-1 Convertible Preferred as follows: (i) the 24% Notes Due 2006 in principal amount of $1,000,000 with Hong Kong League Central Credit Union, PCCW Credit Union and HIT Credit Union; (ii) the $1.5 million in principal amount of the 10% Convertible Debentures due in 2008 along with accrued but unpaid interest and penalties; and (iii) the 10% Note Due 2006 - Related Party in principal amount of $500,000 in notes to various investors which included Debra Fine, the Company’s President and Chief Executive Officer who provided $175,000 of the total borrowing. We also converted the Series A Convertible Preferred Stock we issued on August 11, 2005, when we converted a $5,000,000 Bridge Note dated May 2004 held by SWT, LLC., along with accrued but unpaid dividends into 4,908,157 shares of the Class A-1 Preferred Stock. Also, as a condition of this sale, the 10% Note Due 2006 to St Cloud Capital Partners LP in the principal amount of $2.5 million was restructured as follows: the Company prepaid $50,000 of the existing note and issued to St. Cloud two new notes to replace the exiting note. The first note in the principal amount of $200,000 will be for twelve months with monthly amortization payments at a 10% interest rate; the second note will be for $2,250,000 with interest at 10% per annum with interest only payable on June 30, 2006 and September 15, 2006 and commencing September 16, 2006, payments will be interest only each month through September 15, 2008 and commencing October 15, 2008, monthly amortization payments (based on a five-year amortization) with all interest plus unpaid principal due on September 15, 2011 and the second note will be convertible into shares of the common stock of the Company at $4.00 per share.

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

Under cross default provisions in the Laurus Security Agreement, defaults under our debt obligations may cause the acceleration of the repayment of the Revolving and Term Notes. Under these provisions, a default or acceleration in one of debt agreement may result in the default and acceleration of our debt agreements with Laurus (regardless of whether we were in compliance with the terms of the Laurus Security Agreement), providing Laurus with the right to accelerate the obligations due under their debt agreement.

On March 20, 2006, The Company entered into a Purchase Order Revolving Credit Line (“PO Credit Line”) of Five Million Dollars ($5,000,000) with Horizon Financial Services Group USA to provide financing for the acquisition of product from our overseas vendors. The term of the PO Credit Line is eighteen (18) months and provides that we may borrow up to $5,000,000 subject to certain conditions including Horizon’s approval of the applicable vendors. A financing fee equal to Four and One Half Percent (4.50%) of the gross amount or face value of each Horizon financing instrument will be charged for the first forty-five (45) day period or part thereof that the financing instrument remains outstanding. An additional fee of fifty basis points (.50%) for each additional period of 15 days, or part thereof, during which the Horizon financing instrument remains outstanding will be charged. The PO Credit Line has no financial covenants and is collateralized by a security interest, junior in position to that of our senior lender, Laurus Master Fund, Ltd, to the assets related to the PO Credit Line transactions. Horizon and St. Cloud Capital Partners executed an inter-creditor agreement on the collateralized security interest on June 1, 2006.

On July 26, 2006, Laurus authorized an $750,000 overadvance (amount in excess of the maximum allowed borrowings based on a formula amount of the secured assets) on the Revolving Note based on the following terms:

11.	All funds from the overadvance will be used strictly to fulfill the open orders and current backlog.
12.	An agreement will be reached within 10 business days to ensure that no principal reductions take place on subordinated debt while the overadvance is outstanding.
13.	Within 20 business days, Laurus will be provided financial projections, updated detail on backlog and open orders and an analysis of the uses of the first $750,000.
14.	The company will need to raise new capital of no less than $500,000, excluding amounts already committed to on July 26, 2006.
15.	Laurus will review the credit in a 30-45 day period for the possibility of an additional $750,000 overadvance.

A meeting has been scheduled on August 21, 2006 with Laurus to review the provided financial projections, updated detail on backlog and open orders and an analysis of the uses of the first $750,000. No agreement has been reached as of August 11, 2006 with the subordinated lenders relating to the suspension of principal payments while the overadvance is outstanding. During the period that the overadvance is outstanding, the interest rate will equal two percent (2%) per month of the amount of the overadvance.

As of June 30, 2006, we had approximately $22,000 of cash and unrestricted cash which compares to $524,000 at December 31, 2005. Also, as of June 30, 2006, we had approximately $443,000 of availability on our line of credit which compares to $612,000 as of December 31, 2005.

For the six months ended June 30, 2006, the Company used cash for operating activities of $5,109,000 as compared to $5,324,000 for the six months ended June 30, 2005. Inclusive of this increase were the following working capital changes: (i) a decrease in inventory of $61,000 in the six months ended June 30, 2006, (ii) an increase in accounts receivable of $322,000 partially attributable to the “early buy” program and (iii) an increase in prepaid expenses and other current assets of $436,000; partially offset by (iv) an increase in accounts payable of $83,000.

Since the Company outsources manufacturing of products to Asia, the Company has historically low requirements for additions to property and equipment. For the six months ended June 30, 2006, the Company spent approximately $9,000 in additions to capital equipment as compared to $173,000 for the comparable period in 2005.

Contractual Obligations and Off-Balance Sheet Arrangements

As part of the purchase for SWT Shares on May 20, 2004, the Company entered into a contingent earnout with the former shareholder of Small World Toys. The Company agreed to a two year promissory note, payable in quarterly installments commencing April 2005 with a minimum payment of $700,000 and a maximum payment of $1,500,000, if certain sales targets are achieved in 2005 and 2006 (see Note 7).

On March 20, 2006, The Company entered into a Purchase Order Revolving Credit Line (“PO Credit Line”) of Five Million Dollars ($5,000,000) with Horizon Financial Services Group USA to provide financing for the acquisition of product from our overseas vendors. The term of the PO Credit Line is eighteen (18) months and provides that we may borrow up to $5,000,000 subject to certain conditions including Horizon’s approval of the applicable vendors. A financing fee equal to Four and One Half Percent (4.50%) of the gross amount or face value of each Horizon financing instrument will be charged for the first forty-five (45) day period or part thereof that the financing instrument remains outstanding. An additional fee of fifty basis points (.50%) for each additional period of 15 days, or part thereof, during which the Horizon financing instrument remains outstanding will be charged. The PO Credit Line has no financial covenants and is collateralized by a security interest, junior in position to that of our senior lender, Laurus Master Fund, Ltd, to the assets related to the PO Credit Line transactions. Horizon and St. Cloud Capital Partners executed an inter-creditor agreement on the collateralized security interest on June 1, 2006.

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

Sales allowances for customer promotions, discounts and returns are recorded as a reduction of revenue when the related revenue is recognized. We routinely commits to promotional sales allowance programs with its customers. These allowances primarily relate to fixed programs, which the customer earns based on purchases of our products during the year. Discounts are recorded as a reduction of related revenue at the time of sale. Sales to customers are generally not subject to any price protection or return rights.

We offer extended terms to some of its customers in the first three quarters of the year by way of sales promotions whereby payment will not become due until the fourth quarter if a specified purchase threshold has been met. This promotion allows us to capture additional shelf space and to encumber more of the annual budgets of our retail customers. The result of this promotion gives rise to a significant increase in accounts receivable through the fourth quarter until such time that substantially all accounts become due and are collected. Based upon historically low rates of return and collection of substantially all of these extended term accounts, we have determined that revenue is appropriately recognized in accordance with its normal procedures described above.

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

At June 30, 2006, the Company had a net amount of $5.3 million of goodwill and purchased intangible assets on the Company’s Condensed Consolidated Balance Sheet. As no impairment indicators were present during the first half of fiscal 2006, the Company believes this value remains recoverable based on the discounted estimated future cash flows of the associated products and technologies.

Recent Accounting Pronouncements

In July 2006, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation ("FIN") No. 48, Accounting for Uncertainty in Income Taxes, with respect to FASB Statement No. 109, Accounting for Income Taxes, regarding accounting for and disclosure of uncertain tax positions. FIN No. 48 is intended to reduce the diversity in practice associated with the recognition and measurement related to accounting for uncertainty in income taxes. This interpretation is effective for fiscal years beginning after December 15, 2006. We are currently evaluating the impact this interpretation will have on our financial statements.

In March 2006, the FASB issued SFAS No. 156 “Accounting for Servicing of Financial Assets an amendment of FASB Statement No. 140”. FASB Statement No. 140, “Accounting for Transfers and servicing of Financial Assets and Extinguishments of Liabilities” establishing among other things, the accounting for all separately recognized servicing assets and servicing liabilities. This Statement amends Statement 140 to require that all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable. This Statement permits, but does not require, the subsequent measurement of separately recognized servicing assets and servicing liabilities at fair value. SFAS No. 156 is effective as of the beginning of the fiscal year that begins after September 15, 2006. The company will adopt SFAS 156 on January 1, 2007

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments” (“SFAS 155”), which amends SFAS No. 133, “Accounting for Derivatives Instruments and Hedging Activities” (“SFAS 133”) and SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities” (“SFAS 140”). SFAS 155 amends SFAS 133 to narrow the scope exception for interest-only and principal-only strips on debt instruments to include only such strips representing rights to receive a specified portion of the contractual interest or principle cash flows. SFAS 155 also amends SFAS 140 to allow qualifying special-purpose entities to hold a passive derivative financial instrument pertaining to beneficial interests that itself is a derivative instruments. The Company is currently evaluating the impact this new Standard, but believes that it will not have a material impact on the Company’s financial position, results of operations or cash flows. We will adopt SFAS 155 on January 1, 2007.

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

In June 2005, the FASB ratified EITF Issue No. 05-2, "The Meaning of `Conventional Convertible Debt Instrument' in EITF Issue No. 00-19, `Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in a Company's Own Stock" ("EITF No. 05-2"), which addresses when a convertible debt instrument should be considered `conventional' for the purpose of applying the guidance in EITF No. 00-19. EITF No. 05-2 also retained the exemption under EITF No. 00-19 for conventional convertible debt instruments and indicated that convertible preferred stock having a mandatory redemption date may qualify for the exemption provided under EITF No. 00-19 for conventional convertible debt if the instrument's economic characteristics are more similar to debt than equity. EITF No. 05-2 is effective for new instruments entered into and instruments modified in periods beginning after June 29, 2005. The Company has applied the requirements of EITF No. 05-2 to new instruments entered into and instruments modified in periods beginning after June 29, 2005.

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

In September 2005, the FASB approved EITF Issue 05-7, “Accounting for Modifications to Conversion Options Embedded in Debt Securities and Related Issues” (“EITF 05-7”). EITF 05-7 addresses that the changes in the fair value of an embedded conversion option upon modification should be included in the analysis under EITF Issue 96-19, “Debtor’s Accounting for a Modification or Exchange of Debt Instruments,” to determine whether a modification or extinguishment has occurred and that changes to the fair value of a conversion option affects the interest expense on the associated debt instrument following a modification. Therefore, the change in fair value of the conversion option should be recognized upon the modification as a discount or premium associated with the debt, and an increase or decrease in additional paid-in capital. EITF 05-7 is effective for all debt modifications in annual or interim periods beginning after December 15, 2005. Management is evaluating the impact of this pronouncement on the Company's financial statements.

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

We have limited cash available for operations. We maynot have sufficient liquidity to continue to meet our debt obligations.

As of June 30, 2006, we had approximately $465,000 of unrestricted cash and availability on our line of credit.

Cash has historically been generated from operations. Operations and liquidity needs are funded primarily through cash flows from operations, as well as utilizing, when needed, borrowings under the Company’s secured credit facilities and short term notes. Working capital needs generally reach peak levels from August through November of each year. To gain shelf space and address the seasonality of the toy industry, we offer early buy programs that are volume related with extended payment terms. Our historical revenue pattern is one in which the second half of the year is more significant to our overall business than the first half and, within the second half of the year, the fourth quarter is the most prominent. The trend of retailers over the past few years has been to make a higher percentage of their purchases of toy and game products within or close to the fourth quarter holiday consumer buying season, which includes Christmas. We expect that this trend will continue. As such, historically, the majority of cash collections for Small World Toys occur late in the fourth quarter as the extended payment terms become due from our early buy programs. As receivables are collected, the proceeds are used to repay borrowings under the Revolving Note issued to Laurus Master Fund.

We have incurred significant losses since our purchase of Small World Toys in May 2004. As of June 30, 2006, our accumulated deficit was $19.5 million. On June 9, 2006, the Company received approximately $2.4 million from the private placement of Class A-1 Preferred Stock at $1.10 per share and commitments for an additional $.3 million which the Company hopes to close by September 2006, converted $3.0 million of debt due in 2006 and 2008 to Class A-1 Preferred Stock, and restructured $2.5 million of debt due in 2006 to $250,000 due within 12 months and the balance to begin principal amortization in October 2008. Subsequent to June 30, 2006, we have received an additional $50,000 from the private placement of Class A-1 Preferred Stock at $1.10 per share and commitments for an additional $50,000 which the Company hopes to close by September 2006 . As of June 30, 2006, we had $971,000 in principal payments due during the balance of 2006 to Laurus, Horizon, St. Cloud and the former shareholder of Small World Toys. We may not be able to generate sufficient cash flow from operations to meet our debt and operational obligations. If we are unable to generate sufficient cash flow, we would be required to seek additional financing or restructure our debt obligations. There can be no assurance that we will be able to obtain additional financing or restructure our debt obligations or that, if we were to be successful in obtaining additional financing or restructure our debt obligations, it would be on favorable terms. Failure to obtain additional financing or restructuring our debt obligations may cause us to default on these debt obligations. In addition, under cross default provisions in the Laurus Security Agreement, defaults under our debt obligations may cause the acceleration of the repayment of the Revolving and Term Notes.

We have a history of net losses.

We have incurred significant losses since our purchase of Small World Toys in May 2004. As of June 30, 2006, our accumulated deficit was $19.5 million. These losses principally resulted from the cost of being public, research and development, general and administrative, sales and marketing expenses and significant interest expense associated with our capital structure. We may continue to experience net losses in the future.

We have cross default provisions in our senior credit facility which may result in the acceleration of the obligations due under the credit agreement

Under cross default provisions in the Laurus Security Agreement, defaults under our debt obligations may cause the acceleration of the repayment of the Revolving and Term Notes. Under these provisions, a default or acceleration in one of debt agreement may result in the default and acceleration of our debt agreements with Laurus (regardless of whether we were in compliance with the terms of the Laurus Security Agreement), providing Laurus with the right to accelerate the obligations due under their debt agreement.

Our business and operating results will depend on our ability to redesign, restyle and extend our existing core products and product lines as consumer preferences evolve, and to develop, introduce and gain customer acceptance of new products and product lines.

Our business and operating results depend largely upon the appeal of our products and on our ability to redesign, restyle and extend our existing core products and product lines as consumer preferences evolve, and to develop, introduce and gain customer acceptance of new products and product lines. Several trends in recent years have presented challenges for the toy industry, including:

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

Uncertainty and adverse changes in the general economic conditions of markets in which we participate may negatively affect our business.

Current and future conditions in the economy have an inherent degree of uncertainty. As a result, it is difficult to estimate the level of growth or contraction for the economy as a whole. It is even more difficult to estimate growth or contraction in various parts, sectors and regions of the economy. These changes may negatively affect the sales of our products, increase exposure to losses from bad debts, or increase costs associated with manufacturing and distributing products.

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

Our three largest customers, TJX Companies, COSTCO and Ross Stores, Inc. collectively represented 27.3% and 21.7% of 2005 and 2004 sales, respectively. No other customer represents greater than 5% of our sales in 2005 or 2004. Except for outstanding purchase orders for specific products, we do not have written contracts with or commitments from any of our customers. A substantial reduction in or termination of orders from any of our largest customers could adversely affect our business, financial condition and results of operations. In addition, pressure by large customers seeking price reductions, financial incentives, changes in other terms of sale or for us to bear the risks and the cost of carrying inventory also could adversely affect our business, financial condition and results of operations. If one or more of our major customers were to experience difficulties in fulfilling their obligations to us, cease doing business with us, significantly reduce the amount of their purchases from us, it could have a material adverse affect on our business, financial condition and results of operations.

Liquidity problems or bankruptcy of our key customers could increase our exposure to losses from bad debts and could have a material adverse effect on our business, financial condition and results of operations.

There is a risk that customers will not pay, or that payment may be delayed, because of bankruptcy or other factors beyond our control, which could increase our exposure to losses from bad debts. In addition, if these or other customers were to cease doing business as a result of bankruptcy, or significantly reduce the number of stores operated, it could have a material adverse effect on our business, financial condition and results of operations. In addition, the bankruptcy or financial difficulty of one or more of our significant retailers could negatively impact our revenues and bad debt expense.

We depend on third-party manufacturers who develop, provide and use the tools and dies that we own to manufacture our products and we have limited control over the manufacturing processes.

All of our products are manufactured by third-party manufacturers and any difficulties encountered by these third-party manufacturers that result in product defects, production delays, cost overruns or the inability to fulfill orders on a timely basis could adversely affect our business, financial condition and results of operations.

We do not have long-term contracts with our third-party manufacturers and our operations would be impaired if we lost our current suppliers.

Our operation would be impaired if we lost our current suppliers or if our current suppliers’ operations or sea or air transportation with our overseas manufacturers were disrupted or terminated even for a relatively short period of time. During the fiscal year ended December 31, 2005, our top ten suppliers accounted for 65% of the total product purchases. The top two suppliers accounted for 11% and 9% of total purchases, respectively. Our tools and dies are located at the facilities of our third-party manufacturers. We are potentially subject to variations in the prices we pay third-party manufacturers for products, depending on what they pay for their raw materials since we do not have long-term contracts.

We have manufacturing operations outside of the United States, subjecting us to risks associated with international operations.

We utilize third-party manufacturers located principally in The People’s Republic of China, or the PRC and the Far East. Our third-party manufacturing operations are subject to the risks normally associated with international operations, including:

• currency conversion risks and currency fluctuations;

• political instability;

• civil unrest and economic instability;

• complications in complying with laws in varying jurisdictions and changes in governmental policies;

• rising cost of raw material;

• rising energy prices;

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

We could be the subject of future product liability suits, which could harm our business.

Products that have been or may be developed by us may expose us to potential liability from personal injury or property damage claims by the users of such products. There can be no assurance that a claim will not be brought against us in the future. While we currently maintain product liability insurance coverage in amounts we believe sufficient for our business risks, we may not be able to maintain such coverage or such coverage may not be adequate to cover all potential claims. Moreover, even if we maintain sufficient insurance coverage, any successful claim could significantly harm our business, financial condition and results of operations.

We have a material amount of goodwill which, if it becomes impaired, would result in a charge against our income

Goodwill is the amount by which the cost of an acquisition accounted for using the purchase method exceeds the fair value of the net assets we acquire. Current accounting standards require that goodwill be periodically evaluated for impairment based on the fair value of the operations acquired. As of June 30, 2006, approximately $2,477,000 or 10.9%, of our total assets represented goodwill. Reductions in our net income (loss) caused by the write-down of goodwill could harm our results of operations.

The exercise or conversion of the shares underlying the warrants, convertible preferred Class A-1 Stock and convertible debenture we have outstanding may cause significant dilution to our stockholders and may have an adverse impact on the market price of our common stock.

There are 5,410,575 shares of our common stock outstanding. In addition there are 14,593,380 shares of our common stock that are issuable upon exercise or conversion of the following securities: (i) 3,899,995 warrants; (ii) 10,130,885 Class A-1 Convertible Preferred shares; and (iii) the conversion of the convertible debenture into 562,500 shares. The exercise or conversion of these securities will increase the number of our publicly traded shares, which could depress the market price of our common stock.

The perceived risk of dilution may cause our stockholders to sell their shares, which would contribute to a downward movement in the stock price of our common stock. Moreover, the perceived risk of dilution and the resulting downward pressure on our stock price could encourage investors to engage in short sales of our common stock.

Because of the limited trading and because of the possible price volatility, you may not be able to sell your shares of common stock when you desire to do so.

The trading price of our common stock is not necessarily an indicator of what the trading price of our common stock might be in the future.

Because of the limited trading market for our common stock, and because of the possible price volatility, you may not be able to sell your shares of common stock when you desire to do so. The inability to sell your shares in a rapidly declining market may substantially increase your risk of loss because of such illiquidity and because the price for our common stock may suffer greater declines because of its price volatility.

Certain factors, some of which are beyond our control, that may cause our share price to fluctuate significantly include, but are not limited to, the following:

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Our principal financial instruments are our Secured Non-Convertible Revolving Note and Secured Non-Convertible Term Note with Laurus Master Funds, Ltd. (“Laurus”) which provides for an interest rate of Prime Rate (as published in The Wall Street Journal) plus two percent (2.0%) for the Revolving Note and Prime Rate (as published in The Wall Street Journal) plus three percent (3.0%) for the Term Note. We are affected by market risk exposure primarily through the effect of changes in the Prime Rate on our interest rates on our obligations under the Revolving and Term Notes. At June 30, 2006, an aggregate principal amount of $10.0 million was outstanding under the Revolving and Term Notes. If the principal amounts outstanding remained at this level for an entire year and the prime rate increased or decreased, respectively, by 0.5%, we would pay or save, respectively, an additional $50,000 in interest in that year.

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

(a) Evaluation of disclosure controls and procedures: As of June 30, 2006, the end of the period covered by this report, the Company’s chief executive and the Company’s chief financial officer reviewed and evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15 and Rule 15d-15(e)), which are designed to ensure that material information the Company must disclose in the Company’s report filed or submitted under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized, and reported on a timely basis, and have concluded, based on that evaluation, that as of such date, the disclosure controls and procedures were effective to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is accumulated and communicated to the Company’s chief executive officer and chief financial officer as appropriate to allow timely decisions regarding required disclosure.

(b) Changes in internal control over financial reporting: There have been no changes in the Company’s internal control structure over that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

On August 5, 2005, Gemini Partners, Inc. (“Gemini”) filed an action in the Superior Court of the State of California for the County of Los Angeles against Small World Toys, Debra Fine, and Fineline Services, LLC. On February 21, 2006, Gemini filed a second amended complaint that, among other things, named as a defendant Small World Kids, Inc. Gemini’s complaint arises out of a written consulting agreement dated as of November 10, 2003 entered into by and between Gemini and Fineline Services. On June 13, 2006, the Company and Gemini settled the suit out of court for $40,000.

On September 7, 2005, Small Play, Inc. (“Small Play”) filed an action in the United States District Court for the Southern District of New York against Small World Toys alleging $3 million in damages in connection with a supposed breach of an alleged oral licensing agreement. The suit was dismissed without prejudice by the Court on June 1, 2006 for failure of the plaintiffs to prosecute.

On April 12, 2006, Ryan Yanigihara, an ex-employee who was terminated January 13, 2006, filed a complaint with the Secretary of Labor alleging violation of Section 806 of the Sarbanes-Oxley Act protecting whistleblowers. The Company disputes Mr. Yanigihara claims and intends to strenuously defend against these claims.

Item 2. Unregistered Sales of Equity Securities

In consideration for the Revolving Note and the Term Note, the Company issued to Laurus on February 28, 2006 a warrant (“Warrant”) to purchase 1,036,000 shares of common stock at a $0.001 per share exercise price. This warrant is subject to registration rights requiring the Company to register the underlying shares with the SEC within 60 days of the issuance of the warrant. The deadline to register the underlying shares has been subsequently amended to June 15, 2006. The Company filed a registration statement on June 15, 2006 with the SEC.

On June 9, 2006, the Company received approximately $2.4 million from the private placement of Class A-1 Preferred Stock at $1.10 per share and binding commitments for an additional $.3 million which the Company expects to close by September 2006. Subsequent to June 30, 2006, we have received an additional $50,000 and binding commitments for an additional $50,000 which the Company expects to close by September 2006 from the private placement of Class A-1 Preferred Stock at $1.10 per share. As a condition of this transaction, we converted an aggregate of $3 million of debt (plus a portion accrued interest) into 2,763,636 shares of the Class A-1 Convertible Preferred as follows: (i) the 24% Notes Due 2006 in principal amount of $1,000,000 with Hong Kong League Central Credit Union, PCCW Credit Union and HIT Credit Union; (ii) the $1.5 million in principal amount of the 10% Convertible Debentures due in 2008 along with accrued but unpaid interest and penalties; and (iii) the 10% Note Due 2006 - Related Party in principal amount of $500,000 in notes to various investors which included Debra Fine, the Company’s President and Chief Executive Officer who provided $175,000 of the total borrowing. We also converted the shares of Series A Convertible Preferred Stock we issued to SWT, LLC on August 11, 2005, when we converted a $5,000,000 Bridge Note dated May 2004 held by SWT, LLC., along with accrued but unpaid dividends, into 4,908,157 shares of the Class A-1 Preferred Stock. The Class A-1 Preferred Stock holders were granted piggy back registration rights in connection with the private placement and the shares underlying the conversion were included in the registration statement filed by the Company on June 15, 2006. Per the warrant agreement with the $1.5 million 10% Convertible Debenture holders, because the price per share of the Class A-1 Preferred Stock $1.10 was less than the exercise price of the 93,750 warrants with an exercise price of $7.50 per share and 187,550 warrants with an exercise price of $6.00 per share, the 93,750 and 187,500 warrants were repriced to $1.10 and an additional 1,380,688 warrants were issued at $1.10.  The Company issued 100,000 warrants with an exercise price of $2.00 to C.E.Unterberg, Towbin Capital Partners1, L.P. in connection with the private placement of Class A-1 Preferred Stock.

All securities issuances were made pursuant to an exemption from the registration requirements of the Securities Act of 1933, as amended, pursuant to Regulation D promulgated thereunder.

Item 3. Defaults Upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Securities Holders

None

Item 5. Other Information

None

Item 6. Exhibits

Exhibits are numbered in accordance with the Exhibit Table of Item 601 of Regulation S-K:

Exhibit No.	Exhibit Description

3.1	Articles of Incorporation incorporated by reference from the Form SB-2 filed with the SEC on August 28, 2001. File No. 333-68532.
3.2	Bylaws incorporated by reference from the Form SB-2 filed with the SEC on August 28, 2001. File No. 333-68532.
4.1	Pledge Agreement, dated as of May 20, 2004 incorporated by reference from the Form 8-K filed with the SEC on June 4, 2004. File No. 333-68532.
4.2	Stock Pledge Agreement, dated as of May 20, 2004 incorporated by reference from the Form 8-K filed with the SEC on June 4, 2004. File No. 333-68532.
4.3	Registration Rights Agreement, dated as of May 20, 2004 incorporated by reference from the Form 8-K filed with the SEC on June 4, 2004. File No. 333-68532.
4.4	Exchange Agreement, dated as of May 20, 2004 incorporated by reference from the Form 8-K filed with the SEC on June 4, 2004. File No. 333-68532.
4.5	Stock Purchase Agreement, dated as of May 20, 2004 incorporated by reference from the Form 8-K filed with the SEC on June 4, 2004. File No. 333-68532.
4.6	2004 Stock Compensation Plan incorporated by reference from the Form S-8 filed with the SEC on February 4, 2005. File No. 333-68532.
4.7	Common Stock Purchase Warrant incorporated by reference from the Form 8-K filed with the SEC on October 4, 2005. File No. 333-68532.
4.8	Common Stock Purchase Warrant incorporated by reference from the Form 8-K filed with the SEC on October 11, 2005. File No. 333-68532.
4.9	Certificate of Designation of Class A-1 Convertible Preferred Stock dated as of June 9, 2006 incorporated by reference from the Form 8-K filed with the SEC on June 15 , 2006. File No. 333-68532.
5.1	Legal Opinion of Troy & Gould and consent.
10.1	$700,000 Promissory Note incorporated by reference from the Form 8-K filed with the SEC on June 4, 2004. File No. 333-68532.
10.2	Employment Agreement (Fine) incorporated by reference from the Form 10KSB filed with the SEC on March 28, 2005. File No. 333-68532.
10.3	Employment Agreement (Rankin) incorporated by reference from the Form 10KSB filed with the SEC on March 28, 2005. File No. 333-68532.
10.4	Lock-up Agreement incorporated by reference from the Form 8-K filed with the SEC on November 18, 2005. File No. 333-68532.
10.5	Secured Non-Convertible Revolving Note dated February 28, 2006 (Laurus Master Fund, LTD) incorporated by reference from the Form 8-K filed with the SEC on March 3, 2006. File No. 333-68532.
10.6	Secured Non-Convertible Term Note dated February 28, 2006 (Laurus Master Fund, LTD) incorporated by reference from the Form 8-K filed with the SEC on March 3, 2006. File No. 333-68532.
10.7	Security Agreement dated February 28, 2006 (Laurus Master Fund, LTD) incorporated by reference from the Form 8-K filed with the SEC on March 3, 2006. File No. 333-68532.
10.8	Common Stock Purchase Warrant dated February 28, 2006 (Laurus Master Fund, LTD) incorporated by reference from the Form 8-K filed with the SEC on March 3, 2006. File No. 333-68532.
10.9	Financing Agreement, dated as of March 20, 2006 Horizon Financial Services Group USA) incorporated by reference from the Form 8-K filed with the SEC on March 23, 2006. File No. 333-68532.
10.10	Employment Agreement (Matise) dated March 27, 2006 incorporated by reference from the Form 8-K filed with the SEC on March 30, 2006. File No. 333-68532.
10.11
Securities Purchase Agreement dated as of June 9, 2006 by and between Small World Kids, Inc. and Purchasers of the Company’s Class A-1 Convertible Preferred Stock incorporated by reference from the Form 8-K filed with the SEC on June 14, 2006. File No. 333-68532.

10.12
Registration Rights Agreement dated as of June 9, 2006 by and between Small World Kids, Inc. and Purchasers of the Company’s Class A-1 Convertible Preferred Stock incorporated by reference from the Form 8-K filed with the SEC on June 14, 2006. File No. 333-68532.

10.13
Third Amendment to the Note Purchase Agreement dated June 9, 2006 by and between Small World Kids, Inc. and St. Cloud Capital Partners L.P. incorporated by reference from the Form 8-K filed with the SEC on June 14, 2006. File No. 333-68532.

10.14	Conversion Agreement dated as of May 26, 2006 between the Company and HIT Credit Union incorporated by reference from the Form 8-K filed with the SEC on June 14, 2006. File No. 333-68532.
10.15	Conversion Agreement dated as of May 26, 2006 between the Company and PCCW Credit Union incorporated by reference from the Form 8-K filed with the SEC on June 14, 2006. File No. 333-68532.
10.16
Conversion Agreement dated as of May 26, 2006 between the Company and Hong Kong League Central Credit Union incorporated by reference from the Form 8-K filed with the SEC on June 14, 2006. File No. 333-68532.

10.17	Conversion Agreement dated as of May 26, 2006 between the Company and certain lenders ($500,000) incorporated by reference from the Form 8-K filed with the SEC on June 14, 2006. File No. 333-68532.
10.18	Conversion Agreement dated as of May 26, 2006 between the Company and SWT, LLC incorporated by reference from the Form 8-K filed with the SEC on June 14, 2006. File No. 333-68532.
10.19	Conversion Agreement dated as of May 26, 2006 between the Company and certain lenders ($1,500,000) incorporated by reference from the Form 8-K filed with the SEC on June 14, 2006. File No. 333-68532.
16.1	Letter regarding change of certifying accountant incorporated by reference from the Form 8-K filed with the SEC on July 23, 2004. File No. 333-68532.
31.1	Certification of the Chief Executive pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of the Chief Financial pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of the Chief Executive under Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of the Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

SMALL WORLD KIDS, INC.

Date August 21, 2006	/s/ Debra Fine
Debra Fine
Chief Executive Officer

SMALL WORLD KIDS, INC.

Date: August 21, 2006	/s/ Robert Rankin
Robert Rankin
Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)