Form 10-Q
period 2006-09-30
SMALL WORLD KIDS INC
filed 2006-11-16
CIK 1157564

UNITED STATES SECURITIES AND EXCHANGE
COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

The number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 5,410,575 common shares as of November 16, 2006.

SMALL WORLD KIDS, INC.

FORM 10-Q

PART 1 - FINANCIAL INFORMATION
Item 1.  Financial Statements
SMALL WORLD KIDS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2006	December 31, 2005
	(unaudited)
ASSETS
Current assets:
Cash	$608,639	$524,418
Accounts receivable - net of allowances of $256,920 and $350,000 respectively	9,993,566	7,142,141
Inventory	3,338,547	4,529,864
Prepaid expenses and other current assets	1,572,036	1,056,459
Total current assets	15,512,788	13,252,882
Property and equipment, net	371,702	491,123
Goodwill	2,767,117	2,477,117
Other intangible assets, net	2,751,227	3,105,005
Debt issuance costs and other assets	2,562,922	184,266
Total Assets	$23,965,756	$19,510,393

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$4,354,117	$3,690,970
Accrued liabilities	2,925,075	2,153,008
Current portion of long-term debt	752,717	11,290,741
Current portion of notes payable to related parties	667,619	675,119
Warrant liability	2,014,791	688,698
Total current liabilities	10,714,319	18,498,536
Long-term debt	14,140,626	249,370
Total liabilities	24,854,945	18,747,906

Commitments and Contingencies (Note 8)	—	—

Stockholders equity (deficit):
Convertible Preferred Stock, no par, 15,000,000 Authorized:
12,000,000 shares of 6% Class A-1 Authorized and 10,221,794 Issued and Outstanding and 5,000,000 shares of 10% Class A Authorized and 2,500,000 Issued and Outstanding, respectively	11,115,474	4,992,080
Class A-1 Convertible subscription receivable	(150,000)
Common Stock, $.001 par value:
Authorized - 100,000,000 shares Issued and Outstanding - 5,410,575 shares and 5,410,575 shares, respectively	5,411	5,411
Additional paid-in capital	10,261,476	5,786,596
(Accumulated deficit)	(22,121,550)	(10,021,600)
Total stockholders’ equity (deficit)	(889,189)	762,487
Total liabilities and stockholders’ equity (deficit)	$23,965,756	$19,510,393

See Accompanying Notes to Condensed Consolidated Financial Statements.

SMALL WORLD KIDS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended September 30,
	2006	2005
Net Sales	$8,305,687	$9,532,365

Cost of sales	5,316,914	6,174,368
Gross profit	2,988,773	3,357,997

Operating expenses:
Selling, general and administrative	3,255,505	3,467,073
Research and development	471,927	440,217
Amortization of intangibles	117,926	103,197
Total operating expenses	3,845,358	4,010,487

Loss from operations	(856,585)	(652,490)

Other income (expense):
Interest expense	(1,117,788)	(779,474)
Warrant valuation adjustment	(722,217)	173,409
Other	60,824	53,055
Total other income (expense)	(1,779,181)	(553,010)
Net loss	(2,635,766)	(1,205,500)

Non-cash preferred stock dividend	—	(2,168,033)
Net loss attributable to common stock	(2,635,766)	(3,373,533)
Loss per share:
Basic & diluted	$(.49)	$(0.62)
Weighted average number of shares:
Basic & diluted	5,410,575	5,399,861

See Accompanying Notes to Condensed Consolidated Financial Statements.

SMALL WORLD KIDS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Nine Months Ended September 30,
	2006	2005
Net Sales	$20,215,639	$22,848,945

Cost of sales	12,749,022	13,933,231
Gross profit	7,466,617	8,915,714

Operating expenses:
Selling, general and administrative	9,912,589	10,150,801
Research and development	1,341,768	1,478,218
Amortization of intangibles	353,777	320,703
Total operating expenses	11,608,134	11,949,722

Loss from operations	(4,141,517)	(3,034,008)

Other income (expense):
Interest expense	(3,851,559)	(2,070,284)
Debt discount upon conversion of notes	(1,077,034)	—
Warrant repricing and adjustment	(1,628,440)	—
Warrant valuation adjustment	989,071	(97,051)
Other	153,230	198,420
Total other income (expense)	(5,414,732)	(1,968,915)
Net loss	(9,556,249)	(5,002,923)

Non-cash preferred stock dividend	(2,543,701)	(2,168,033)
Net loss attributable to common stock	(12,099,950)	(7,170,956)
Loss per share:
Basic & diluted	$(2.24)	$(1.34)
Weighted average number of shares:
Basic & diluted	5,410,575	5,348,194

See Accompanying Notes to Condensed Consolidated Financial Statements.

SMALL WORLD KIDS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

(unaudited)

	Preferred		Common Stock
	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Retained Earnings	Total
Balance at December 31, 2005	250,000	$4,992,080	5,410,575	$5,411	$5,786,596	$(10,021,600)	$762,487
Stock compensation					429,938		429,938
Accrued dividends on Class A convertible preferred stock					(205,480)		(205,480)
Accrued dividends on Class A-1 convertible preferred stock					(203,340)		(203,340)
Non-cash dividend related to the beneficial conversion feature related to the issuance of convertible preferred stock					2,543,701	(2,543,701)
Conversion of Class A convertible preferred	(250,000)	(4,992,080)					(4,992,080)
Proceeds from the issuance of Class A-1 convertible preferred	2,550,000	2,687,481					2,687,481
Conversion of debt and Class A into Class A-1 convertible preferred	7,671,794	8,438,973					8,438,973
Warrants issued in connection with issuance of Class A-1 preferred		(10,980)			10,980
Class A-1 convertible preferred subscription receivable		(150,000)					(150,000)
Reclassification of warrant liability					270,641		270,641
Repriced and additional warrants issued related to convertible debenture					1,628,440		1,628,440
Net loss						(9,556,249)	(9,556,249)
Balance at September 30, 2006	10,221,794	$10,965,474	5,410,575	$5,411	$10,261,476	$(22,121,550)	$(889,189)

See Accompanying Notes to Condensed Consolidated Financial Statements.

SMALL WORLD KIDS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Nine Month Ended September 30, 2006	Nine Month Ended September 30, 2005
Cash flows from operating activities:
Net loss	$(9,556,249)	$(5,002,923)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	135,504	174,957
Amortization of intangibles	353,778	320,703
Non-cash compensation expense	429,938	291,564
Non-cash interest expense	2,143,117	831,337
Non-cash debt discount upon conversion of notes	1,077,034	—
Non-cash warrant repricing and adjustment	1,628,440	—
Change in fair value of warrant liability	(989,070)	97,052
Changes in operating assets and liabilities in:
Receivables	(2,851,425)	(4,087,061)
Inventories	1,191,317	(4,002,552)
Prepaid expenses and other assets	(762,078)	104,235
Accounts payable	663,147	2,869,924
Accrued liabilities	363,247	1,017,196
Other	(690,972)	(70,100)
Net cash used in operating activities	(6,864,272)	(7,455,668)

Cash flows from investing activities:
Purchases of property and equipment	(16,083)	(195,818)
Acquisitions of businesses, net of cash acquired	—	(133,429
Net cash used in investing activities	(16,083)	(329,247)

Cash flows from financing activities:

Short-term debt borrowings (payments), net of expenses	(11,536,231)	4,736,762
Long-term debt borrowings (payments), net of expenses	12,813,933	1,492,080
Payments to former shareholder	(297,500)	(175,000)
Proceeds from equity stock issuances	2,537,481	80,000
Conversion of debt into Class A-1	3,446,893	—
Net cash provided by financing (used for) activities	6,964,576	6,133,842

Net increase (decrease) in cash	84,221	(1,651,073)
Cash - beginning of period	524,418	1,785,084
Cash - end of period	$608,639	$134,011

Supplemental cash flow information:
Cash payments for interest	$1,130,822	$1,238,947

Non-cash investing and financing activities:
Fair value of warrant issuances related to debt financing (Note 7)	$2,585,804	—
Non-cash dividend associated with the in-the-money conversion feature of convertible preferred stock issuance (Note 7)	2,543,701	2,168,033
Fair value of stock granted for acquisition	—	245,000
Note issuance related to acquisition	—	50,000
Fair value of in-the-money conversion feature and common stock and warrant issuances related to debt financing	—	968,676

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

We have incurred significant losses since our purchase of Small World Toys in May 2004. As of September 30, 2006, our accumulated deficit was $22.1 million. On June 9, 2006, the Company received approximately $2.4 million from the private placement of Class A-1 Preferred Stock at $1.10 per share and subsequently received an additional $.3 million by November 2006. In addition, on June 9, 2006, the Company converted $3.0 million of debt due in 2006 and 2008 to Class A-1 Preferred Stock, and restructured a $2.5 million note due in 2006 to $250,000 due within 12 months and the balance to begin principal amortization in October 2008. On October 19, 2006, we have received an additional $.2 from the private placement of Class A-1 Preferred Stock at $1.10 per share. On October 19, 2006, we issued an aggregate of $330,000 in principal amount of 10% Convertible Debentures. On July 26, 2006, Laurus Master Fund, Ltd. (“Laurus”) authorized $750,000 in excess of the maximum allowed borrowings based on a formula amount of the secured assets (the “Overadvance”) on the Revolving Note (Note 7 - Laurus Security Agreement). On October 19, 2006, Laurus increased to $1,500,000 the permitted Overadvance to the Company in excess of the maximum amounts available to be borrowed on our revolver loans.

As of September 30, 2006, we had $1,420,000 in principal payments due during the next twelve months to Laurus, Horizon Financial Services Group USA , St. Cloud Capital Partners L.P. and the former shareholder of Small World Toys (Note 7 - Long-Term Debt). We may not be able to generate sufficient cash flow from operations to meet our debt and operational obligations. If we are unable to generate sufficient cash flow, we would be required to seek additional financing or restructure our debt obligations. There can be no assurance that we will be able to obtain additional financing or restructuring our debt obligations or that, if we were to be successful in obtaining additional financing or restructure our debt obligations, it would be on favorable terms. Failure to obtain additional financing or restructuring our debt obligations may cause us to default on these debt obligations. In addition, under cross default provisions in the Laurus Security Agreement, defaults under our debt obligations may cause the acceleration of the repayment of the Revolving and Term Notes. This raises substantial doubt about the Company’s ability to continue as a going concern for a reasonable period of time. Management has and will continue to pursue the following actions (i) reducing operating expenses, (ii) seeking to obtain new equity and (iii) restructuring the debt obligations.

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

Segments of an Enterprise and Related Information

The Company follows SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information.” SFAS No. 131 requires that a public business enterprise report financial and descriptive information about its reportable operating segments on the basis that is used internally for evaluating segment performance and deciding how to allocate resources to segments. We sell developmental toys including over 800 toy products for the baby to approximately 7 years old including blocks, balls, sorters, regular and bilingual puzzles, doll houses and castles with accessories, wooden appliances with bakery, utensil and realistic food replication, dolls and outdoor sports equipment and activities. We have one segment which meets the quantitative thresholds for reportable segments. Our international sales accounted for 3.2% and 2.3% of our net sales in 2005 and 2004, respectively.

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

Shipping and Handling

All shipping and handling costs related to sales to customers are expensed as incurred and charged to Selling, General and Administrative expenses. These expenses were $610,000 and $1.9 million for the three months and nine months ended September 30, 2006, respectively and $841,000 and $2.3 million for the three months and nine months ended September 30, 2005, respectively . We typically charge customers for freight out, except those vendors who qualify under the dating promotional programs, for orders over $1,000 or under fixed terms.

Recent Accounting Developments

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 clarifies the principle that fair value should be based on the assumptions market participants would use when pricing an asset or liability and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. SFAS 157 is effective for our fiscal year beginning January 1, 2007. We are currently evaluating the potential impact of the adoption of SFAS 157 on our future consolidated financial statements.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106 and 132(R)” (“SFAS 158”). SFAS 158 requires an employer that sponsors one or more single-employer defined benefit plans to (a) recognize the overfunded or underfunded status of a benefit plan in its statement of financial position, (b) recognize as a component of other comprehensive income, net of tax, the gains or losses and prior service costs or credits that arise during the period but are not recognized as components of net periodic benefit cost pursuant to SFAS No. 87, “Employers’ Accounting for Pensions,” or SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions,” (c) measure defined benefit plan assets and obligations as of the date of the employer’s fiscal year-end, and (d) disclose in the notes to financial statements additional information about certain effects on net periodic benefit cost for the next fiscal year that arise from delayed recognition of the gains or losses, prior service costs or credits, and transition asset or obligation. SFAS 158 is effective for our fiscal year ending December 31, 2006. We are currently evaluating the impact of the adoption of SFAS 158 on our year-end consolidated financial statements.

In September 2006, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). SAB 108 provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. The SEC staff believes that registrants should quantify errors using both a balance sheet and an income statement approach and evaluate whether either approach results in quantifying a misstatement that, when all relevant quantitative and qualitative factors are considered, is material. SAB 108 is effective for our  fiscal year ending December 31, 2006. The adoption of  SAB 108 will only impact our consolidated financial statements if we have misstatements in the future.

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

In May 2005, the FASB issued Statement No. 154, “ Accounting Changes and Error Corrections—a replacement of APB Opinion No. 20 and FASB Statement No. 3” (“SFAS No. 154”). This Statement replaces APB Opinion No. 20, “Accounting Changes” and FASB Statement No. 3, “Reporting Accounting Changes in Interim Financial Statements,” and changes the requirements for the accounting for and reporting of a change in accounting principle. SFAS No. 154 applies to all voluntary changes in an accounting principle and to any changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. SFAS No. 154 requires that all voluntary changes in accounting principles are retrospectively applied to prior financial statements as if that principle had always been used, unless it is impracticable to do so. SFAS No. 154 is effective for accounting changes and error corrections occurring in fiscal years beginning after December 15, 2005. The adoption of SFAS 154 did not have a material impact on the Company’s financial position or results of operations.

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

In November 2004, the FASB issued SFAS No. 151, “ Inventory Costs”, an amendment of Accounting Research Bulletin No. 43, Chapter 4. This Statement is the result of a broader effort by the FASB working with the International Accounting Standards Board to reduce differences between U.S. and international accounting standards. SFAS No. 151 eliminates the “so abnormal” criterion in ARB No. 43 and companies will no longer be permitted to capitalize inventory costs on their balance sheets when the production defect rate varies significantly from the expected rate. It also makes clear that fixed overhead should be allocated based on “normal capacity.” SFAS No. 151 is effective for inventory costs incurred during fiscal years beginning after September 15, 2005. The adoption of SFAS 151 did not have a material impact on the Company’s financial position or results of operations.

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

In September 2005, the FASB staff reported that the Emerging Issues Task Force (“EITF”) postponed further deliberations on Issue No. 05-04 The Effect of a Liquidated Damages Clause on a Freestanding Financial Instrument Subject to Issue No. 00-19 ( “EITF 05-04”) pending the FASB reaching a conclusion as to whether a registration rights agreement meets the definition of a derivative instrument.  The legal agreement related to the Security Agreement with Laurus (Note 7 - Laurus Security Agreement) include a freestanding registration rights agreement.  Once the FASB concludes the standard setting process regarding this issue, we will assess the impact on our consolidated financial statements of adopting the standard and, if an impact exists, follow the transition guidance for implementation.

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

NOTE 3        STOCK BASED COMPENSATION

The Company’s 2004 Stock Compensation Plan (“Plan”) provides for grants of options up to 780,000 shares of common stock, and was amended on January 25, 2005 to provide grants of options up to 1,380,000. Pursuant to the Plan, the Company may grant options to any directors, officers, employees and independent contractors of the Company or of any subsidiary of the Company. Stock options are granted at, or above, the fair market value of our stock. As of September 30, 2006, there were 520,000 options available for grant.

The following table summarizes the activity of stock options for the nine months ended September 30, 2006:

	Number of Shares	Weighted Average Exercise Price
Shares under option at December 31, 2005	654,166	$3.84
Granted	350,000	1.34
Exercised	0	0
Expired	0	0
Canceled	(143,667)	5.05
Shares under option at September 30, 2006	860,499	$2.62
Exercisable shares as of September 30, 2006	722,583	$2.64
Unvested shares as of September 30, 2006	137,916	$2.48

Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment , (“SFAS 123R”) which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors, including employee stock options, based on estimated fair values. SFAS 123R supersedes the Company’s previous accounting under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”) for periods beginning on or after January 1, 2006.

The Company adopted SFAS 123R using the modified prospective transition method, which requires the application of the accounting standard as of January 1, 2006, the first day of the Company’s fiscal year 2006. The Company’s financial statements as of and for the three months and nine months ended September 30, 2006 reflect the impact of SFAS 123R. In accordance with the modified prospective transition method, the Company’s financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123R.

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

There were 325,000 options granted during the three months ended September 30, 2006 of which 280,000 were granted to the Directors and vested immediately. The fair value of the Company’s options granted during the nine months ended September 30, 2006 was estimated at the grant date using the Black-Scholes option pricing model with the following the weighted average assumptions:

	Three Months ended June 30, 2006	Nine Months ended September 30, 2006
Expected life (in years)	6.5	6.5
Expected volatility	90.7%	91.9%
Risk-free interest rate	5.1%	5.1%
Expected dividend	—	—

In accordance with SFAS 123R stock-based compensation expense recognized in the statements of operations for the three months and nine months ended September 30, 2006 is based on awards ultimately expected to vest. Based on historical experiences, the Company expects 10% per year forfeitures of its prior option grants and therefore the compensation expense has been reduced for estimated forfeitures. SFAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. In the Company’s pro forma information required under SFAS 123 for the periods prior to fiscal 2006, the Company adjusted the expected forfeitures for actual as they occurred.

Stock-based compensation expense recognized under SFAS 123R for the three and nine months ended September 30, 2006, was approximately $254,000 and $477,000, respectively. There were 325,000 and 350,000 options granted during the three months and nine months ended September 30, 2006, respectively. The weighted average fair value of options granted during the nine months ended September 30, 2006 was $1.24 with an aggregate total value of $434,000. As of September 30, 2006, $327,000 of unrecognized compensation costs related to non-vested stock options are expected to be recognized over the following 34 months. Since we adopted SFAS 123R as of January 1, 2006, there was no stock-based compensation expense related to employee stock options recognized during the three months and nine months ended September 30, 2005.

Prior to the adoption of SFAS 123R, the Company accounted for stock-based awards to employees and directors using the intrinsic value method in accordance with APB 25 as allowed under Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (“SFAS 123”). Under the intrinsic value method, no stock-based compensation expense had been recognized in the Company’s statement of operations for the three and nine months ended September 30, 2005.

The following pro forma net loss and loss per share information is presented as if the Company accounted for stock-based compensation awarded using the fair value recognition provisions of SFAS 123 for the three and nine months ended September 30, 2005:

	Three Months Ended September 30, 2005	Nine Months Ended September 30, 2005
Net loss attributable to common stock as reported	$(3,373,533)	(7,170,956)
Deduct: Stock-based employee compensation expense determined under the fair value method for all awards, net of related tax effects	(21,270)	(202,283)
Pro forma net loss	$(3,394,803)	(7,373,239)
Basic and diluted net loss per share:
As reported	$(0.62)	(1.34)
Pro forma	$(0.63)	(1.38)

During the three and nine months ended September 30, 2005, the Company granted 0 and 38,000 options, respectively at an exercise price equal to the fair market value of our stock at the time of the grant.

The Company also granted 50,000 stock options to a consultant in the first quarter of 2005. These options vest quarterly over a three year period beginning in the second quarter ended June 30, 2005. Any unexercised options expire three months after the completion or termination of the consulting agreement. The value of the options was determined using the Black-Scholes option-pricing model and was recorded as non-cash compensation expense during the service period of the consulting agreement. The consulting agreement was terminated June 30, 2006. No options were exercised and the options expired on September 30, 2006. The Company recorded compensation expense of $0 and $11,000 related to these options for the three months and nine months ended September 30, 2006, respectively. The Company recorded compensation expense of $20,000 and $40,000 related to these options for the three months and nine months ended September 30, 2005, respectively.

NOTE 4        BALANCE SHEET COMPONENTS

Prepaid expenses and other current assets

Prepaid expenses and other current assets include deferred design and packaging expenses that are amortized over the life of the applicable product, prepaid material, other prepaid expenses and miscellaneous items as follows:

	September 30, 2006	December 31, 2005
Design and packaging expenses	$231,134	$395,709
Prepaid insurance	27,857	157,331
Prepaid marketing fees	198,914	77,161
Prepaid material	757,431	—
Miscellaneous prepaid expenses and other current assets	356,700	426,258
	$1,572,036	$1,056,459

Property and equipment consist of the following:

	September 30, 2006	December 31, 2005
Computer equipment	$331,519	$324,436
Mold cost	246,706	246,706
Warehouse equipment	93,249	93,249
Furniture and fixtures	78,930	69,930
Leasehold improvements	67,207	96,706
	817,611	831,027
Less: accumulated depreciation and amortization	(445,909)	(339,904)
Property and equipment, net	$371,702	$491,123

Depreciation expense for the nine months ended September 30, 2006 and 2005 was approximately $136,000 and $175,000, respectively.

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

The Company also performed an impairment test as of September 2006 for the fair value of the assets acquired from Neurosmith LLC in September 2004. For the nine months ending September 30, 2006, the Company sold $744,000 in Neurosmith products, an increase of 15% over the comparable period in 2005. The Company sold $1.2 million in Neurosmith products in 2005. These sales approximately meet the projections used for the valuation of the assets acquired. As such, there is no indication of impairment and no adjustment was required to be made.

NOTE 6        ISSUANCE OF CLASS A-1 PREFERRED STOCK

On June 9, 2006, the Company received approximately $2.4 million from the private placement of Class A-1 Preferred Stock at $1.10 per share and binding commitments for an additional $.3 million of which $150,000 was received in September and the balance was received in November 2006.   As a condition of this transaction, we converted an aggregate of $3 million of debt (plus a portion accrued interest) into 2,763,636 shares of the Class A-1 Convertible Preferred as follows: (i) the 24% Notes Due 2006 in principal amount of $1,000,000 with Hong Kong League Central Credit Union, PCCW Credit Union and HIT Credit Union; (ii) the $1.5 million in principal amount of the 10% Convertible Debentures due in 2008 along with accrued but unpaid interest and penalties; and (iii) the 10% Note Due 2006 - Related Party in principal amount of $500,000 in notes to various investors which included Debra Fine, the Company’s President and Chief Executive Officer who provided $175,000 of the total borrowing. We also converted the shares of Series A Convertible Preferred Stock we issued to SWT, LLC on August 11, 2005, when we converted a $5,000,000 Bridge Note dated May 2004 held by SWT, LLC, along with accrued but unpaid dividends, into 4,908,157 shares of the Class A-1 Preferred Stock.

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

The fair value of the warrants was recorded as a reduction to the net proceeds from the private placement of Class A-1 Preferred Stock.

The Class A-1 Preferred has an adjustment of the conversion price upon issuance of additional equity at a price lower than the conversion which causes the Class A-1 Preferred to be treated as an unconventional convertible instrument. Upon evaluation under FASB Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities" and EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock”, it was determined that the embedded derivative would be classified as equity and as such, the Company did not bifurcate the conversion feature. The Class A-1 Preferred Stock has a beneficial conversion feature which allows the holders to acquire Common Stock of the Company at an effective conversion price of $.25 below fair value at the date of issuance.  In accordance with EITF 98-5, Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios, the Company has determined the intrinsic value of this in-the-money conversion feature accounted for it as a discount to the Preferred Stock.  The intrinsic value of the beneficial conversion feature was determined to be approximately $2.5 million.  As the Preferred Stock is immediately convertible, the full value of the conversion feature is deemed a dividend upon issuance and as such have been recorded directly to accumulated deficit.

On October 19, 2006, we sold in a private placement another $200,000 of Class A-1 Preferred Stock at $1.10 per share of which $50,000 was received in the Third Quarter 2006.

NOTE 7        LONG-TERM DEBT

Components of long-term debt are as follows (net of discounts):

	September 30, 2006	December 31, 2005
Secured Non-Convertible Revolving Note	$10,490,626	$8,115,641
Secured Non-Convertible Term Note	1,800,000	—
Purchase Order Revolving Credit Note	200,809	—
10% Bridge Notes Due 2006 (less discounts of $762,576 on December 31, 2005)	—	1,737,424
10% Bridge Note Due 2011	2,250,000	—
10% Bridge Note Due 2007	151,908	—
24% Notes Due 2006 (less discounts of $0 on December 31, 2005)	—	1,000,000
10% Convertible Debentures Due 2008 (less discounts of $1,250,630 on December 31, 2005)	—	249,370
5% Note Due 2006 - Former shareholder (related party)	667,619	675,119
10% Note Due 2006 - Related party (less discounts of $62,324 on December 31, 2005)	—	437,676
	15,560,962	12,215,230
Less: current portion	(1,420,336)	(11,965,860)
	$14,140,626	$249,370

Laurus Security Agreement

On February 28, 2006, The Company entered into a security agreement (the Laurus “Security Agreement”) with Laurus Master Fund, Ltd. (“Laurus”). Included in the Security Agreement is an asset-based Secured Non-Convertible Revolving Note (the “Revolving Note”). The term of the Revolving Note is two years and provides that we may borrow up to $16,500,000 subject to certain conditions. Interest is payable monthly, in arrears at a rate per annum equal to the Prime Rate (as published in The Wall Street Journal ) plus two percent (2.0%). The Revolving Note has no financial covenants and is collateralized by a security interest in substantially all of the assets of the Company and its subsidiaries, including its operating subsidiary, Small World Toys. Proceeds from the Revolving Note were used to repay funds borrowed under the secured asset-based revolving credit facility with PNC Bank (“PNC”) and the PNC facility was terminated.

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

These warrants are subject to registration rights requiring the Company to register the underlying shares with the SEC within 60 days of the issuance of the warrant. The deadline to register the underlying shares has been subsequently amended to June 15, 2006. The Company filed the registration statement with the SEC on June 15, 2006 and Amendment No. 1 on October 4, 2006. As of the date of this filing, the Company was in the process of reviewing and responding to the comments received from the SEC on Amendment No.1. The registration statement must be declared effective within 180 days of the issuance of the warrant or Laurus may impose a default interest rate equal to two percent (2%) per month interest on the outstanding Revolving and Term Notes until the registration statement is declared effective.

It has been determined that the default interest rate is in effect liquidated damages, and therefore, in accordance with EITF 00-19, the value of the warrants has been recorded as a liability subject to marked-to-market revaluation at each period end. The decrease in the fair value of the warrant liability associated with Laurus from the date of issuance of February 28, 2006 to September 30, 2006 was $571,000 and is a result of the decrease in the trading value of our stock during this period.

In connection with the Security Agreement, the Company paid broker and management fees of $833,000 and was recorded as an asset as debt issuance costs to be amortized over the life of the loan.

The Company had $854,000 of availability on the Revolving Note as of September 30, 2006 including $750,000 from the overadvance.

On July 26, 2006, Laurus authorized $750,000 in excess of the maximum allowed borrowings based on a formula amount of the secured assets (the “Overadvance”) on the Revolving Note based on the following terms:

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

On October 19, 2006, Laurus exercised the discretion granted to it pursuant to Section 2(a)(ii) of the Security Agreement dated February 28, 2006 with the Company to make loans to the Company in excess of the maximum amounts available to be borrowed on our revolver loans. The aggregate principal amount of the Overadvance is $1,500,000, of which amount $750,000 was available as of September 30, 2006 and an additional $750,000 is available to the Company after October 10, 2006. The Overadvance, subject to certain restrictions, is available to the Company for a one year period. The interest applicable to the Overadvance shall be the “prime rate” published in The Wall Street Journal from time to time plus two percent (2%).

Purchase Order Financing Facility

On March 20, 2006, The Company entered into a Purchase Order Revolving Credit Line (“PO Credit Line”) of Five Million Dollars ($5,000,000) with Horizon Financial Services Group USA to provide financing for the acquisition of product from our overseas vendors. The term of the PO Credit Line is eighteen (18) months and provides that we may borrow up to $5,000,000 subject to certain conditions including Horizon’s approval of the applicable vendors. A financing fee equal to Four and One Half Percent (4.50%) of the gross amount or face value of each Horizon financing instrument will be charged for the first forty-five (45) day period or part thereof that the financing instrument remains outstanding. An additional fee of fifty basis points (.50%) for each additional period of 15 days, or part thereof, during which the Horizon financing instrument remains outstanding will be charged. The PO Credit Line has no financial covenants and is collateralized by a security interest, junior in position to that of our senior lender, Laurus Master Fund, Ltd, to the assets related to the PO Credit Line transactions. As of September 30, 2006, there were $201,000 due under this facility.

10% Bridge Notes - St Cloud Capital Partners LP

On September 15, 2004, we entered into a Note Purchase Agreement with St. Cloud Capital Partners L.P. (“St. Cloud”), pursuant to which we issued to St. Cloud a 10% Convertible Promissory Note in the aggregate amount of $2,000,000, due September 15, 2005. The Company also was required to pay a closing fee of $80,000 and a management fee of $80,000 to St. Cloud. In connection with the issuance of the note, we issued St. Cloud 650,000 shares of common stock and warrants to purchase an additional 350,000 shares of common stock. The warrants are exercisable at an exercise price per share equal to $.50 per share. The warrants expire in September 2008. The Company also granted certain registration rights whereby the Company agreed to include the common stock and warrants in a registration statement filed by the Company with the Securities and Exchange Commission (the “SEC”).

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

On June 9, 2006, the Company received approximately $2.4 million from the private placement of Class A-1 Preferred Stock at $1.10 per share and binding commitments for an additional $.3 million of which $150,000 was received in September and the balance was received in November 2006. As a condition of this sale, the Company entered into a Third Amendment to the Agreement with St. Cloud whereas the 10% Note Due 2006 to St Cloud in the principal amount of $2.5 million was restructured as follows: the Company prepaid $50,000 of the existing note and issued to St. Cloud two new notes to replace the exiting note. The first note in the principal amount of $200,000 will be for twelve months with monthly amortization payments at a 10% interest rate; the second note (the first and second notes in aggregate “Notes”) will be for $2,250,000 with interest at 10% per annum with interest only payable on June 30, 2006 and September 15, 2006 and commencing September 16, 2006, payments will be interest only each month through September 15, 2008 and commencing October 15, 2008, monthly amortization payments (based on a five-year amortization) with all interest plus unpaid principal due on September 15, 2011 and the second note will be convertible into shares of the common stock of the Company at $4.00 per share.   The Company determined the Notes resulted in a substantial modification since the effective interest rate of the Replacement Note included warrants issued while there were no warrants issued with the Notes resulting in the net present value between the two notes to be greater than 10%, and in accordance with EITF Issue 96-19, Debtor’s Accounting for a Modification or Exchange of Debt, the exchange transaction was accounted for as an extinguishment of debt. The relative fair market value of the Replacement Note and the Notes were deemed to be equal since the principal and interest of the two notes are equal and therefore there was no gain or loss associated with the extinguishment of the old debt instrument to be recognized in the current period.

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

On June 9, 2006, the Company received approximately $2.4 million from the private placement of Class A-1 Preferred Stock at $1.10 per share and binding commitments for an additional $.3 million of which $150,000 was received in September and the balance was received in November 2006. As a condition of this sale, the 24% Notes Due 2006 in the aggregate principal amount of $1,000,000 with Hong Kong League Central Credit Union, PCCW Credit Union and HIT Credit Union were converted into 909,091 shares of the Class A-1 Preferred Stock.

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

On June 9, 2006, the Company received approximately $2.4 million from the private placement of Class A-1 Preferred Stock at $1.10 per share and binding commitments for an additional $.3 million of which $150,000 was received in September and the balance was received in November 2006. As a condition of this sale, the $1.5 million in principal amount of the 10% Convertible Debentures due in 2008 along with accrued but unpaid interest and penalties were converted into 1,400,000 shares of the Class A-1 Preferred Stock. As a result of this transaction, the Company no longer has an obligation to register the underlying shares with the SEC and as such the warrant liability of $271,000 was reclassified to equity. Also, as a result of this conversion, $1,062,000 of unamortized debt discount was charged to interest expense. Per the warrant agreement, because the price per share of the Class A-1 Preferred Stock $1.10 was less than the exercise price of the 93,750 warrants with an exercise price of $7.50 per share and 187,550 warrants with an exercise price of $6.00 per share, the 93,750 and 187,500 warrants were repriced to $1.10 and an additional 1,380,688 warrants were issued at $1.10. Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment, (“SFAS 123R”) addresses modifications to equity instruments. In accordance with SFAS 123R, the modification of the exercise price resulted in an expense of $80,000.

The fair market value of the additional 1,380,688 warrants was $1,549,000 and calculated using the Black Scholes option pricing model with the following assumptions:

Expected life (in years)	4.25
Expected volatility	121.7%
Risk-free interest rate	5.0%
Expected dividend	—

  5% Note Due 2006 - Former shareholder

As part of the purchase for SWT Shares on May 20, 2004, the Company entered into a contingent earnout with the former shareholder of Small World Toys. The Company agreed to a two year promissory note, payable in quarterly installments commencing April 2005 with a minimum payment of $700,000 and a maximum payment of $1,500,000, if certain sales targets are achieved in 2005 and 2006. In 2005, the seller earned $673,000 based on the Company obtaining $33.7 million in net sales of which $350,000 was paid in quarterly installments in 2005 and the balance and interest due in 2006 to be paid on a $60,000 per month payment schedule commencing on April 2006 at 10% interest on the unpaid balance. The 2006 earnout is based on 2% of 2006 net sales up to a maximum of $800,000. If the certain sales targets are achieved, as allowed by SFAS 141, “Business Combinations”, and in accordance with paragraph 28, the contingent payout of up to a maximum of $800,000 will be considered additional cost of acquiring Small World Toys and recorded as goodwill. Of the 2006 earnout, a minimum quarterly payment of $87,500 will be paid with the balance earned due January 2007.

On November 6, 2006, the Company entered into an amendment with the former shareholder whereas the contingent earnout for 2006 was fixed at $670,000 and a three year note for $667,619 (the unpaid principal amount of the 5% Note) was issued with monthly amortization payments at a 10% interest rate. A default interest rate of 15% will be incurred on the unpaid scheduled interest and principal payments if not cured within 5 days. The Company has determined the amendment has resulted in a substantial modification resulting in the net present value between the two notes to be greater than 10%, and in accordance with EITF Issue 96-19, Debtor’s Accounting for a Modification or Exchange of Debt, the amendment will be accounted for as an extinguishment of debt.

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

On June 9, 2006, the Company received approximately $2.4 million from the private placement of Class A-1 Preferred Stock at $1.10 per share and binding commitments for an additional $.3 million of which $150,000 was received in September and the balance was received in November 2006. As a condition of this sale, the $500,000 in principal amount of the 10% Note due 2006 was converted into 455,000 shares of the Class A-1 Preferred Stock. As a result of this conversion, $15,000 of unamortized debt discount was charged to interest expense.

For the three and nine months ended September 30, 2006, aggregate accretion of debt discounts were $669,000 and $2,143,000, respectively and included in interest expense. In addition, as a result of the conversion of $3 million of debt into Class A-1 Preferred Stock on June 9, 2006, $1,077,000 in unamortized debt issuance costs related to the converted debt were recorded as a non-cash expense in June 2006.

NOTE 8        COMMITMENTS AND CONTINGENCIES

As part of the purchase for SWT Shares on May 20, 2004, the Company entered into a contingent earnout agreement with the former shareholder of Small World Toys whereby the Company agreed to a two year promissory note, payable in quarterly installments commencing April 2005 with a minimum payment of $700,000 and a maximum payment of $1,500,000, should certain sales targets be achieved in 2005 and 2006. On November 6 , 2006, the Company entered into an amendment with the former shareholder whereas the contingent earnout for 2006 was fixed at $670,000 and a three year note for $667,619 (the unpaid principal amount of the 5% Note) was issued with monthly amortization payments at a 10% interest rate (see Note 7 under 5% Note Due 2006 - Former shareholder).

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

NOTE 9        CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS

Since September 2006, the Company has retained Kershaw Mackie & Company to provide management consulting services to the Company at a weekly consulting charge of $4,000 per week. After 45 days, the weekly charge will decrease to $3,000 for 90 days and thereafter the weekly charge will be $2,000 until the consulting services are terminated. On October 19, 2006, the Company issued an aggregate of $27,500 in principal amount of 10% Convertible Debentures to Kershaw Mackie & Company. In consideration for the Convertible Debenture, the Company issued warrants to purchase an aggregate of 12,500 shares at an exercise price of $1.10 per share to Kershaw Mackie & Company.

Since July 2006, the Company has been using the services of Vintage Filings, LLC to provide EDGAR filing services for the filing for our SEC filing requirments. On October 19, 2006, the Company sold in a private placement 90,909 shares of its Class A-1 Convertible Preferred Stock for $100,000 to Vintage Filings, LLC.

Since February 2006, the Company has retained Russell Fine, the spouse of our CEO and President, Debra Fine, to provide systems and operations consulting services on a month to month basis. The monthly consulting charge has been limited to $11,000 per month.

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

For the nine months ended September 30, 2006 and 2005, there were a total of 15,160,000 and 3,262,000, respectively, potentially dilutive securities based on outstanding stock options, warrants, convertible preferred stock and convertible debentures during the period reported considered to be anti-dilutive which due to the net loss from operations were not included in the calculations of earnings per share.

NOTE 11       SUBSEQUENT EVENTS

Pursuant to a Securities Purchase Agreement (the “Purchase Agreement”) dated October 19, 2006 between Small World Kids, Inc. and the following investors; Russell Fine and Debra Fine (our President and Chief Executive Officer) as trustees of the Fine Family Trust, and Vintage Filings, LLC, the Company sold in a private placement 181,818 shares of its Class A-1 Convertible Preferred Stock (the “Preferred Shares”) for $200,000. The Purchase Agreement granted to the purchasers piggyback registration rights with respect to the shares of Company Common Stock issuable upon conversion of the Preferred Shares and certain participation rights in respect of future equity financings.

On October 19, 2006, the Company issued an aggregate of $330,000 in principal amount of 10% Convertible Debentures (the “Debenture”) to Hong Kong League Central Credit Union and Kershaw Mackie & Company, who are also providing management consulting services to the Company, with net proceeds of $300,000. Interest is payable monthly in arrears and the Debentures mature on March 31, 2008. The Debenture is convertible into shares of the Registrant’s Common Stock at the option of the holder at a conversion price $1.10 (subject to normal adjustments). Since the Debenture has only standard adjustment features with no reset conversion price requirements nor registration rights requirements beyond piggy-back rights, the debt is considered conventional debt under FASB 133 and EITF 00-19. As the Debenture is convertible at a price below the fair market value on the date of issuance, it is deemed to have a beneficial conversion feature with an intrinsic value of $29,000.

In consideration for the Debenture, the Company issued Warrants (“SBI Warrants”) to purchase an aggregate of 137,500 and 12,500 shares, respectively, at an exercise price of $1.10 per share, to SBI Advisors LLC, a placement agent and which is beneficially owned by Shelly Singhal, a director of the Small World Kids, and Kershaw Mackie & Company. These warrants have a relative fair value of $150,000 calculated using the Black Scholes option pricing model with the following assumptions:

Expected life (in years)	5
Expected volatility	91.5%
Risk-free interest rate	4.79%
Expected dividend	—

The relative fair value of the warrants will be recorded as a discount to the debt issuance to be amortized over the life of the Convertible Debenture. The Company also entered into a Registration Rights Agreement in connection with the Debentures and Warrants on October 19, 2006 to provide piggy-back registration rights for the common shares issuable upon conversion of the Debentures or exercise of the Warrants.

On October 19, 2006, the Company issued warrants to purchase 91,477 and 67,614 shares at an exercise price of $1.10 per share to Cambria Capital LLC and David Fuchs, respectively. The warrants were issued in connection with the conversion of the $1.5 million debentures and the sale on June 9, 2006 in a private placement of 227,727 shares of its Class A-1 Convertible Preferred Stock for $250,000 as referenced in the Company’s Form 8-K filed June 14, 2006 and have piggy-back registration rights for the common shares issuable upon the exercise of the warrants. The warrants have a fair value of $293,000 calculated using the Black Scholes option pricing model with the following assumptions:

Expected life (in years)	5
Expected volatility	91.5%
Risk-free interest rate	4.79%
Expected dividend	—

The fair value of the warrants will be recorded as a reduction to the net proceeds from the private placement of Class A-1 Preferred Stock.

On October 19, 2006, Laurus Master Funds, Ltd exercised the discretion granted to it pursuant to Section 2(a)(ii) of the Security Agreement dated February 28, 2006 with the Company to make loans to the Company in excess of the maximum amounts available to be borrowed on our revolver loans (the “Overadvance”). The aggregate principal amount of the Overadvance is $1,500,000, of which amount $750,000 is available as of September 30, 2006 and an additional $750,000 is available to the Company after October 10, 2006. The Overadvance, subject to certain restrictions, is available to the Company for a one year period. The interest applicable to the Overadvance shall be the “prime rate” published in The Wall Street Journal from time to time plus two percent (2%).

On November 6, 2006, the Company entered into an amendment with the former shareholder whereas the contingent earnout for 2006 was fixed at $670,000 and a three year note for $667,619 (the unpaid principal amount of the 5% Note) was issued with monthly amortization payments at a 10% interest rate.

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

As of September 30, 2006 and 2005, Small World Kids is comprised solely of Small World Toys and as such the balances and results for each entity are one in the same.

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

However, acquisitions involve uncertainties, and our attempts to identify appropriate acquisitions, and finance and complete any particular acquisition, may not be successful. In addition, growth by acquisition involves risks that could adversely affect our results of operations, including difficulties in integrating and assimilating the operations and personnel, the potential loss of key employees of acquired companies, failure of an acquired business to achieve targeted financial results. and potential increase of indebtedness to finance the acquisition .

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

RESULTS OF OPERATIONS

Consolidated Summary

The following table provides a summary of the Company’s unaudited condensed consolidated results of operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Net sales	$8,305,687	$9,532,365	$20,215,639	$22,848,945
Cost of sales	5,316,914	6,174,368	12,749,022	13,933,231
Gross profit	2,988,773	3,357,997	7,466,617	8,915,714

Operating expenses:
Selling, general and administrative	3,255,505	3,467,073	9,912,589	10,150,801
Research and development	471,927	440,217	1,341,768	1,478,218
Intangibles amortization	117,926	103,197	353,777	320,703
Total operating expenses	3,845,358	4,010,487	11,608,134	11,949,722

Income from operations	(856,585)	(652,490)	(4,141,517)	(3,034,008)

Other income (expense):
Interest expense	(1,117,788)	(779,474)	(3,851,559)	(2,070,284)
Debt discount upon conversion of notes	—	—	(1,077,034)	—
Warrant repricing and adjustment	—	—	(1,628,440)	—
Warrant valuation adjustment	(722,217)	173,409	989,071	(97,051
Other	60,824	53,055	153,230	198,420
Total other income (expense)	(1,779,181)	(553,010)	(5,414,732)	(1,968,915)

Net Loss	(2,635,766)	(1,205,500)	(9,556,249)	(5,002,923)

The following table sets forth, for the periods indicated, the percentage of total net sales represented by the line items reflected in the Company’s unaudited condensed consolidated statements of operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	64.0%	64.8%	63.1%	61.0%
Gross profit	36.0%	35.2%	36.9%	39.0%

Operating expenses:
Selling, general and administrative	39.2%	36.4%	49.0%	44.4%
Research and development	5.7%	4.6%	6.7%	6.5%
Intangibles amortization	1.4%	1.1%	1.7%	1.4%
Total operating expenses	46.3%	42.1%	57.4%	52.3%

Income from operations	(10.3)%	(6.9)%	(20.5)%	(13.3)%

Other income (expense):
Interest expense	(13.5)%	(8.2)%	(19.1)%	(9.1)%
Debt discount upon conversion of notes	—	—	(5.3)%	—
Warrant repricing and adjustment	—	—	(8.1)%	—
Warrant valuation adjustment	(8.7)%	1.8%	4.9%	(.4)%
Other	.7%	.6%	.8%	.9%
Total other income (expense)	(21.4)%	(5.8)%	(26.8)%	(8.6)%

Net Loss	(31.7)%	(12.7)%	(47.3)%	(21.9)%

Net sales

Net sales for the three and nine months ended September 30, 2006 decreased $1,227,000 or 12.9% and $2,633,000 or 11.5%, respectively from the same periods one year ago. The revenue decrease for the three months ended September 30, 2006 is mainly attributable to the decrease of $2,226,000 and $692,000 in sales to the specialty toy and national chain channels, respectively, over the three months ended September 30, 2005. The revenue decrease for the nine months ended September 30, 2006 is mainly attributable to the decrease of $4,048,000 and $1,925,000 in sales to the specialty toy and national chain channels, respectively, over the nine months ended September 30, 2005. Part of this decline is attributed to the lack of available inventory to fill orders. Inventory has decreased by $1.2 million since the beginning of the year. Management is initiating improved demand order forecasting to increase the fill rate. Partially offsetting the decline in revenue was an increase in sales to mass retailers of $1,923,000 and $3,786,000 for the three months and nine months ended September 30, 2006 over the comparable prior year periods. Due to the increased sales to the mass channel, Ryan’s Room product line sales more than doubled during the first nine months ended September 30, 2006 versus the comparable period in 2005. The Neurosmith product line which was introduced in the second quarter of 2005 and Eric Carle licensed products which were introduced in 2006 also increase over the comparable prior year period. All other brands suffered declines over the comparable prior year periods primarily due to the supply shortages.

Gross Profit

Gross profit for the three and nine months ended September 30, 2006 decreased $369,000 or 11.0% and $1,449,000 or 16.3%, respectively from the same periods one year ago. Gross profit margin of 36.0% improved slightly for the three months ended September 30, 2006 as compared to 35.2% for the three months ended September 30, 2005. Gross profit margin of 36.9% decreased for the nine months ended September 30, 2006 as compared to 39.0% for the nine months ended September 30, 2005. The decrease in gross margin primarily resulted from a lower mix of sales to specialty stores of 59.9% of net sales for the nine months ended September 30, 2006, as compared to 71.7% of net sales for the for the nine months ended September 30, 2005. Sales to the national chains and mass retailers typically have lower gross margins than sales to the specialty channel but most sales to these channels do not incur freight out or warehousing expenses and have lower commissions.

Operating Expenses

Operating expenses for the three months ended September 30, 2006 decreased $165,000 or 4.1% to $3,845,000 from $4,010,000 but as a percentage of sales increased to 46.3% from 42.1% for the three months ended September 30, 2005 due to the lower sales for the three months ended September 30, 2006 as compared to the three months ended September 30, 2005. Selling, general and administrative expenses for the three months ended September 30, 2006 decreased $212,000 or 6.1% to $3,255,000 from $3,467,000 for the three months ended September 30, 2005. Decreased selling, shipping and handling expenses for the three months ended September 30, 2006 of $232,000 or 27.5% from the prior year period was driven by the higher mix of sales to the mass channel which do not incur shipping and handling costs. Legal and auditing expenses, driven primarily by the increased costs of being a public company, increased by $158,000 for the three months ended September 30, 2006 as compared to the prior year period. Marketing and branding expenses decreased by $218,000 for the three months ended September 30, 2006 as compared to the prior year period. The non-cash consulting expenses for the three months ended September 30, 2006 attributable to the issuance of stock options granted to consultants for services valued by using the Black-Scholes option-pricing model decreased by $104,000 over the comparable period. The non-cash recognition of stock compensation expense in the three months ended September 30, 2006 was $254,000 resulting from the adoption of SFAS 123(R) using the modified prospective transition method in January 2006. Prior to the adoption of SFAS 123R, the Company accounted for stock-based awards to employees and directors using the intrinsic value method in accordance with APB 25 as allowed under Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (“SFAS 123”). Under the intrinsic value method, no stock-based compensation expense had been recognized in the Company’s statement of operations for the three months ended September 30, 2005. Partially offsetting the decrease in operating expenses was the increase in research and development costs of $32,000 or 7.2% to $472,000 for the three months ended September 30, 2006 as compared to $440,000 for the three months ended September 30, 2005. The Company also incurred a slight increase in amortization expenses of $15,000 for the three months ended September 30, 2006 as compared to the same period of the prior year.

Operating expenses for the nine months ended September 30, 2006 decreased $342,000 or 2.9% to $11,608,000 from $11,950,000 but as a percentage of sales increased to 57.4% from 52.3% for the nine months ended September 30, 2005. Selling, general and administrative expenses for the nine months ended September 30, 2006 decreased $238,000 or 2.3% to $9,913,000 from $10,151,000 for the nine months ended September 30, 2005. Decreased selling, shipping and handling expenses for the nine months ended September 30, 2006 of $442,000 or 18.8% over the prior year period was driven by the higher mix of sales to the mass channel which do not incur shipping and handling costs. Legal and auditing expenses, driven primarily by the increased costs of being a public company and several legal suits, which were settled in the second quarter of 2006 (Note 8), and the financing completed in the second quarter (Note 7) increased by $411,000 for the nine months ended September 30, 2006 as compared to the prior year period. Marketing and branding expenses decreased by $345,000 for the nine months ended September 30, 2006 as compared to the prior year period. The non-cash consulting expenses for the nine months ended September 30, 2006 attributable to the issuance of stock options granted to consultants for services valued by using the Black-Scholes option-pricing model decreased by $280,000 from the comparable period. The non-cash recognition of stock compensation expense in the nine months ended September 30, 2006 was $477,000 resulting from the adoption of SFAS 123(R) using the modified prospective transition method in January 2006. Prior to the adoption of SFAS 123R, the Company accounted for stock-based awards to employees and directors using the intrinsic value method in accordance with APB 25 as allowed under Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (“SFAS 123”). Under the intrinsic value method, no stock-based compensation expense had been recognized in the Company’s statement of operations for the nine months ended September 30, 2005. As of September 30, 2006, $327,000 of unrecognized compensation costs related to non-vested stock options are expected to be recognized over the following 35 months. Partially offsetting the increase in operating expenses was the decrease in research and development costs of $136,000 or 9.2% to $1,342,000 for the nine months ended September 30, 2006 as compared to $1,478,000 for the nine months ended September 30, 2005. The Company also incurred a slight increase in amortization expenses of $33,000 for the nine months ended September 30, 2006 as compared to the same period of the prior year.

Other Income and Expense

Interest expense for the three months ended September 30, 2006 increased $338,000 or 43.4% to $1,118,000 from $779,000 for the three months ended September 30, 2005. This is attributable to the increase of $294,000 in non-cash interest expense resulting from the amortization of debt discounts and increased debt that occurred for the three months ended September 30, 2006 over the comparable prior year period. Interest expense for the nine months ended September 30, 2006 increased $1,781,000 or 86.0% to $3,852,000 from $2,070,000 for the nine months ended September 30, 2005. The increase is primarily due to the increase of $1,312,000 in non-cash interest expense resulting from the amortization of debt discounts and increased debt that occurred for the nine months ended September 30, 2006 over the comparable prior year period.

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

The agreement with Laurus and the $1.5 million 10% Convertible Debentures noteholders obligates us to file a registration statement to register the warrant shares and the common shares underlying the conversion. Accordingly, pursuant to EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock”, the cumulative relative net value of the warrant at the date of issuance of $3,663,000 was recorded as a warrant liability on the balance sheet. Any change in fair value from the date of issuance to the date the underlying shares are registered will be included in other (expense) income. The change in fair market value (“FMV”) of the warrant liability is a non-cash charge determined by the difference in FMV from period to period. The Company calculates the FMV of the warrants outstanding using the Black-Scholes model. The increase in the fair value of the warrant liability associated with Laurus for the three months ended September 30, 2006 was $722,000 and is a result of the increase in the trading value of our stock in the Third Quarter of 2006. The decrease in the fair value of the warrant liability associated with Laurus and the 10% Convertible Debentures for the nine months ended September 30, 2006 was $989,000 and is a result of the decrease in the trading value of our stock during the nine months ended September 30, 2006. This compares to a decrease of $173,000 in the fair value of warrant liability for the three months ended September 30, 2006 and an increase of $97,000 for the nine months ended September 30, 2005. Since the $1.5 million 10% Convertible Debentures were converted on June 9, 2006 into Class A-1 Convertible Preferred shares, the company no longer has an obligation to file a registration statement to register the warrant shares and the common shares underlying the conversion of the 10% Convertible Debentures and the warrant liability associated with the 10% Convertible Debentures was reclassified as Equity (Note 7). The Company has an obligation to file a registration statement with Laurus and filed the registration statement with the SEC on June 15, 2006 and Amendment No.1 on October 4, 2006.

Higher rent income accounted for the $8,000 increase in Other for the three months ended September 30, 2006 and lower rent and commission income accounted for the 45,000 decrease in Other for the nine months ended September 30, 2006 over the comparative periods in 2005.

Provision for Income Tax

Small World Kids recorded no provision for income taxes for the three and nine months ended September 30, 2006 and 2005 due to the net loss incurred during these periods.

Dividends

The 10% Class A Convertible Preferred Stock requires that we accrue a quarterly dividend at a rate of 10% per annum. The dividend is payable in cash or a combination of 50% cash and 50% Common Stock at the Company’s option, but the Company has not yet declared or paid any of the accrued dividends since the conversion to Preferred Stock on August 11, 2005. On June 9, 2006, we issued Class A-1 Convertible Preferred Stock along with converting the 10% Class A Convertible Preferred Stock along with accrued but unpaid dividends of $399,000. The holders of the outstanding Class A-1 Preferred Stock will be entitled to receive, out of funds legally available therefore, cumulative dividends at the annual rate of 6% per annum payable quarterly in shares of the Company’s Class A-1 Preferred Stock at a per share price of $1.10. The Company has accrued $203,000 in dividends for the 6% Class A-1 Preferred Stock for the nine months ended September 30, 2006. The Company has not yet declared or paid any of the accrued dividends for the 6% Class A-1 since the issuance of these securities.

The Class A-1 Preferred Stock has a beneficial conversion feature which allows the holders to acquire Common Stock of the Company at an effective conversion price of approximately $.25 below fair value at the date of issuance on June 9, 2006.  In accordance with EITF 98-5, Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios, the Company has determined the intrinsic value of this in-the-money conversion feature accounted for it as a discount to the Preferred Stock.  The fair market value of the intrinsic value of the beneficial conversion feature was determined to be approximately $2.5 million. As the Preferred Stock is immediately convertible, the full value of the conversion feature is deemed a dividend upon issuance and as such has been recorded directly to retained earnings.

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

We have incurred significant losses since our purchase of Small World Toys in May 2004. As of September 30, 2006, our accumulated deficit was $22.1 million. Our net cash used in operating activities for the nine months ended September 30, 2006 is $6.9 million. On June 9, 2006, the Company received approximately $2.4 million from the private placement of Class A-1 Preferred Stock at $1.10 per share and binding commitments for an additional $.3 million of which $150,000 was received in September and the balance was received in November 2006, converted $3.0 million of debt due in 2006 and 2008 to Class A-1 Preferred Stock, and restructured a $2.5 million note due in 2006 to $250,000 due within 12 months and the balance to begin principal amortization in October 2008. On October 19, 2006, we sold in a private placement another $200,000 of Class A-1 Preferred Stock at $1.10 per share of which $50,000 was previously received in the Third Quarter.

As of September 30, 2006, we have $1,420,000 in principal payments due during the next twelve months to Laurus, Horizon, St. Cloud and the former shareholder of Small World Toys. We may not be able to generate sufficient cash flow from operations to meet our debt and operational obligations. If we are unable to generate sufficient cash flow, we would be required to seek additional financing or restructure our debt obligations. There can be no assurance that we will be able to obtain additional financing or restructure our debt obligations or that, if we were to be successful in obtaining additional financing or restructure our debt obligations, it would be on favorable terms. Failure to obtain additional financing or restructuring our debt obligations may cause us to default on these debt obligations. In addition, under cross default provisions in the Laurus Security Agreement, defaults under any of our debt obligations may cause the acceleration of the repayment of the Revolving and Term Notes. This raises substantial doubt about the Company’s ability to continue as a going concern for a reasonable period of time. Management has and will continue to pursue the following actions (i) reducing operating expenses, (ii) seeking to obtain new equity and (iii) restructuring the debt obligations.

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

Under cross default provisions in the Laurus Security Agreement, defaults under any of our debt obligations may cause the acceleration of the repayment of the Revolving and Term Notes. Under these provisions, a default or acceleration in any one of our debt agreement may result in the default and acceleration of our debt agreements with Laurus (regardless of whether we were in compliance with the terms of the Laurus Security Agreement), providing Laurus with the right to accelerate the obligations due under their debt agreement.

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

On June 9, 2006, the Company received approximately $2.4 million from the private placement of Class A-1 Preferred Stock at $1.10 per share and binding commitments for an additional $.3 million of which $150,000 was received in September and the balance was received in November 2006. As a condition of this transaction, we converted $3 million of debt into 2,763,636 shares of the Class A-1 Convertible Preferred as follows: (i) the 24% Notes Due 2006 in principal amount of $1,000,000 with Hong Kong League Central Credit Union, PCCW Credit Union and HIT Credit Union; (ii) the $1.5 million in principal amount of the 10% Convertible Debentures due in 2008 along with accrued but unpaid interest and penalties; and (iii) the 10% Note Due 2006 - Related Party in principal amount of $500,000 in notes to various investors which included Debra Fine, the Company’s President and Chief Executive Officer who provided $175,000 of the total borrowing. We also converted the Series A Convertible Preferred Stock we issued on August 11, 2005, when we converted a $5,000,000 Bridge Note dated May 2004 held by SWT, LLC., along with accrued but unpaid dividends into 4,908,157 shares of the Class A-1 Preferred Stock. Also, as a condition of this sale, the 10% Note Due 2006 to St Cloud Capital Partners LP in the principal amount of $2.5 million was restructured as follows: the Company prepaid $50,000 of the existing note and issued to St. Cloud two new notes to replace the exiting note. The first note in the principal amount of $200,000 will be for twelve months with monthly amortization payments at a 10% interest rate; the second note will be for $2,250,000 with interest at 10% per annum with interest only payable on June 30, 2006 and September 15, 2006 and commencing September 16, 2006, payments will be interest only each month through September 15, 2008 and commencing October 15, 2008, monthly amortization payments (based on a five-year amortization) with all interest plus unpaid principal due on September 15, 2011 and the second note will be convertible into shares of the common stock of the Company at $4.00 per share.

On July 26, 2006, Laurus authorized $750,000 in excess of the maximum allowed borrowings based on a formula amount of the secured assets (the “Overadvance”) on the Revolving Note based on the following terms:

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

On October 19, 2006, Laurus exercised the discretion granted to it pursuant to Section 2(a)(ii) of the Security Agreement dated February 28, 2006 with the Company to make loans to the Company in excess of the maximum amounts available to be borrowed on our revolver loans. The aggregate principal amount of the Overadvance is $1,500,000, of which amount $750,000 was available as of September 30, 2006 and an additional $750,000 is available to the Company after October 10, 2006. The Overadvance, subject to certain restrictions, is available to the Company for a one year period. The interest applicable to the Overadvance shall be the “prime rate” published in The Wall Street Journal from time to time plus two percent (2%).

Pursuant to a Securities Purchase Agreement (the “Purchase Agreement”) dated October 19, 2006 between Small World Kids, Inc. and the following investors; Russell Fine and Debra Fine (our President and Chief Executive Officer) as trustees of the Fine Family Trust, and Vintage Filings, LLC, the Company sold in a private placement 181,818 shares of its Class A-1 Convertible Preferred Stock (the “Preferred Shares”) for $200,000. The Purchase Agreement granted to the purchasers piggyback registration rights with respect to the shares of Company Common Stock issuable upon conversion of the Preferred Shares and certain participation rights in respect of future equity financings.

On October 19, 2006, the Company issued an aggregate of $330,000 in principal amount of 10% Convertible Debentures (the “Debenture”) to Hong Kong League Central Credit Union and Kershaw Mackie & Company with net proceeds of $300,000. Interest is payable monthly in arrears and the Debentures mature on March 31, 2008. The Debentures are convertible into shares of the Registrant’s Common Stock at the option of the holder at a conversion price $1.10 (subject to normal adjustments). Since the convertible debenture has only standard adjustment features with no reset conversion price requirements nor registration rights requirements beyond piggy-back rights, the debt is considered conventional debt under FASB 133 and EITF 00-19.

On November 6, 2006, the Company entered into an amendment with the former shareholder whereas the contingent earnout for 2006 was fixed at $670,000 and a three year note for $667,619 (the unpaid principal amount of the 5% Note) was issued with monthly amortization payments at a 10% interest rate.

As of September 30, 2006, we had approximately $609,000 of cash and unrestricted cash which compares to $524,000 at December 31, 2005. Also, as of September 30, 2006, we had approximately $854,000 of availability on our line of credit which includes the $750,000 Overadvance. This compares to $612,000 of availability on our line of credit as of December 31, 2005.

For the nine months ended September 30, 2006, the Company used cash for operating activities of $6,864,000 as compared to $7,456,000 for the nine months ended September 30, 2005. Inclusive of this increase were the following working capital changes: (i) a decrease in inventory of $1,191,000 in the nine months ended September 30, 2006, (ii) an increase in accounts receivable of $2,851,000 partially attributable to the “early buy” program and (iii) an increase in prepaid expenses and other current assets of $762,000; partially offset by (iv) an increase in accounts payable of $663,000.

Since the Company outsources manufacturing of products to Asia, the Company has historically low requirements for additions to property and equipment. For the nine months ended September 30, 2006, the Company spent approximately $16,000 in additions to capital equipment as compared to $196,000 for the comparable period in 2005.

Contractual Obligations and Off-Balance Sheet Arrangements

As part of the purchase for SWT Shares on May 20, 2004, the Company entered into a contingent earnout with the former shareholder of Small World Toys. The Company agreed to a two year promissory note, payable in quarterly installments commencing April 2005 with a minimum payment of $700,000 and a maximum payment of $1,500,000, if certain sales targets are achieved in 2005 and 2006. On November 6, 2006, the Company entered into an amendment with the former shareholder whereas the contingent earnout for 2006 was fixed at $670,000 and a three year note for $667,619 (the unpaid principal amount of the 5% Note) was issued with monthly amortization payments at a 10% interest rate. A default interest rate of 15% will be incurred on the unpaid scheduled interest and principal payments if not cured within 5 days (Note 7 - 5% Note Due 2006 - Former Shareholder).

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

At September 30, 2006, the Company had a net amount of $5.5 million of goodwill and purchased intangible assets on the Company’s Condensed Consolidated Balance Sheet. As no impairment indicators were present during the first half of fiscal 2006, the Company believes this value remains recoverable based on the discounted estimated future cash flows of the associated products and technologies.

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 clarifies the principle that fair value should be based on the assumptions market participants would use when pricing an asset or liability and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. SFAS 157 is effective for our fiscal year beginning January 1, 2007. We are currently evaluating the potential impact of the adoption of SFAS 157 on our future consolidated financial statements.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106 and 132(R)” (“SFAS 158”). SFAS 158 requires an employer that sponsors one or more single-employer defined benefit plans to (a) recognize the overfunded or underfunded status of a benefit plan in its statement of financial position, (b) recognize as a component of other comprehensive income, net of tax, the gains or losses and prior service costs or credits that arise during the period but are not recognized as components of net periodic benefit cost pursuant to SFAS No. 87, “Employers’ Accounting for Pensions,” or SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions,” (c) measure defined benefit plan assets and obligations as of the date of the employer’s fiscal year-end, and (d) disclose in the notes to financial statements additional information about certain effects on net periodic benefit cost for the next fiscal year that arise from delayed recognition of the gains or losses, prior service costs or credits, and transition asset or obligation. SFAS 158 is effective for our fiscal year ending December 31, 2006. We are currently evaluating the impact of the adoption of SFAS 158 on our year-end consolidated financial statements.

In September 2006, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). SAB 108 provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. The SEC staff believes that registrants should quantify errors using both a balance sheet and an income statement approach and evaluate whether either approach results in quantifying a misstatement that, when all relevant quantitative and qualitative factors are considered, is material. SAB 108 is effective for our  fiscal year ending December 31, 2006. The adoption of  SAB 108 will only impact our consolidated financial statements if we have misstatements in the future.

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

In September 2005, the FASB staff reported that the Emerging Issues Task Force (“EITF”) postponed further deliberations on Issue No. 05-04 The Effect of a Liquidated Damages Clause on a Freestanding Financial Instrument Subject to Issue No. 00-19 ( “EITF 05-04”) pending the FASB reaching a conclusion as to whether a registration rights agreement meets the definition of a derivative instrument.  The legal agreement related to the Security Agreement with Laurus (Note 7 - Laurus Security Agreement) include a freestanding registration rights agreement.  Once the FASB concludes the standard setting process regarding this issue, we will assess the impact on our consolidated financial statements of adopting the standard and, if an impact exists, follow the transition guidance for implementation.

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

As of September 30, 2006, we had approximately $1,463,000 of unrestricted cash and availability on our line of credit, which includes the $750,000 Overadvance.

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

We have incurred significant losses since our purchase of Small World Toys in May 2004. As of September 30, 2006, our accumulated deficit was $22.1 million. On June 9, 2006, the Company received approximately $2.4 million from the private placement of Class A-1 Preferred Stock at $1.10 per share and subsequently received an additional $.3 million by November 2006. In addition, on June 9, 2006, the Company converted $3.0 million of debt due in 2006 and 2008 to Class A-1 Preferred Stock, and restructured a $2.5 million note due in 2006 to $250,000 due within 12 months and the balance to begin principal amortization in October 2008. On October 19, 2006, we have received an additional $.2 from the private placement of Class A-1 Preferred Stock at $1.10 per share. On October 19, 2006, we issued an aggregate of $330,000 in principal amount of 10% Convertible Debentures. On July 26, 2006, Laurus authorized $750,000 in excess of the maximum allowed borrowings based on a formula amount of the secured assets (the “Overadvance”) on the Revolving Note. On October 19, 2006 , Laurus increased to $1,500,000 the permitted Overadvance to the Company in excess of the maximum amounts available to be borrowed on our revolver loans.

As of September 30, 2006, we had $1,420,000 in principal payments due during the next twelve months to Laurus, Horizon, St. Cloud and the former shareholder of Small World Toys. We may not be able to generate sufficient cash flow from operations to meet our debt and operational obligations. If we are unable to generate sufficient cash flow, we would be required to seek additional financing or restructure our debt obligations. There can be no assurance that we will be able to obtain additional financing or restructure our debt obligations or that, if we were to be successful in obtaining additional financing or restructure our debt obligations, it would be on favorable terms. Failure to obtain additional financing or restructuring our debt obligations may cause us to default on these debt obligations. In addition, under cross default provisions in the Laurus Security Agreement, defaults under our debt obligations may cause the acceleration of the repayment of the Revolving and Term Notes.

We have a history of net losses.

We have incurred significant losses since our purchase of Small World Toys in May 2004. As of September 30, 2006, our accumulated deficit was $22.1million. These losses principally resulted from the cost of being public, research and development, general and administrative, sales and marketing expenses and significant interest expense associated with our capital structure. We may continue to experience net losses in the future.

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

We have a material amount of goodwill which, if it becomes impaired, would result in a charge against our income

Goodwill is the amount by which the cost of an acquisition accounted for using the purchase method exceeds the fair value of the net assets we acquire. Current accounting standards require that goodwill be periodically evaluated for impairment based on the fair value of the operations acquired. As of September 30, 2006, approximately $2,767,000 or 11.5%, of our total assets represented goodwill. Reductions in our net income (loss) caused by the write-down of goodwill could harm our results of operations.

The exercise or conversion of the shares underlying the warrants, convertible preferred Class A-1 Stock and convertible debenture we have outstanding may cause significant dilution to our stockholders and may have an adverse impact on the market price of our common stock.

As of November 16, 2006 there are 5,411,000 shares of our common stock outstanding. In addition there are 14,885,000 shares of our common stock that are issuable upon exercise or conversion of the following securities: (i) 3,710,000 warrants; (ii) 10,313,000 Class A-1 Convertible Preferred shares; and (iii) the conversion of the convertible debenture into 862,000 shares. The exercise or conversion of these securities will increase the number of our publicly traded shares, which could depress the market price of our common stock.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Our principal financial instruments are our Secured Non-Convertible Revolving Note and Secured Non-Convertible Term Note with Laurus Master Funds, Ltd. (“Laurus”) which provides for an interest rate of Prime Rate (as published in The Wall Street Journal ) plus two percent (2.0%) for the Revolving Note and Prime Rate (as published in The Wall Street Journal ) plus three percent (3.0%) for the Term Note. We are affected by market risk exposure primarily through the effect of changes in the Prime Rate on our interest rates on our obligations under the Revolving and Term Notes. At September 30, 2006, an aggregate principal amount of $12.3 million was outstanding under the Revolving and Term Notes. If the principal amounts outstanding remained at this level for an entire year and the prime rate increased or decreased, respectively, by 0.5%, we would pay or save, respectively, an additional $61,000 in interest in that year.

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

(a) Evaluation of disclosure controls and procedures: As of September 30, 2006, the end of the period covered by this report, the Company’s chief executive and the Company’s chief financial officer reviewed and evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15 and Rule 15d-15(e)), which are designed to ensure that material information the Company must disclose in the Company’s report filed or submitted under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized, and reported on a timely basis, and have concluded, based on that evaluation, that as of such date, the disclosure controls and procedures were effective to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is accumulated and communicated to the Company’s chief executive officer and chief financial officer as appropriate to allow timely decisions regarding required disclosure.

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

Item 2. Unregistered Sales of Equity Securities

In consideration for the Revolving Note and the Term Note, the Company issued to Laurus on February 28, 2006 a warrant (“Warrant”) to purchase 1,036,000 shares of common stock at a $0.001 per share exercise price. This warrant is subject to registration rights requiring the Company to register the underlying shares with the SEC within 60 days of the issuance of the warrant. The deadline to register the underlying shares has been subsequently amended to June 15, 2006. The Company filed a registration statement on June 15, 2006 with the SEC and Amendment No. 1 on October 4, 2006.

On June 9, 2006, the Company received approximately $2.4 million from the private placement of Class A-1 Preferred Stock at $1.10 per share and binding commitments for an additional $300,000 of which $150,000 was received in September 2006 and the balance was received in November 2006. As a condition of this transaction, we converted an aggregate of $3 million of debt (plus a portion accrued interest) into 2,763,636 shares of the Class A-1 Convertible Preferred as follows: (i) the 24% Notes Due 2006 in principal amount of $1,000,000 with Hong Kong League Central Credit Union, PCCW Credit Union and HIT Credit Union; (ii) the $1.5 million in principal amount of the 10% Convertible Debentures due in 2008 along with accrued but unpaid interest and penalties; and (iii) the 10% Note Due 2006 - Related Party in principal amount of $500,000 in notes to various investors which included Debra Fine, the Company’s President and Chief Executive Officer who provided $175,000 of the total borrowing. We also converted the shares of Series A Convertible Preferred Stock we issued to SWT, LLC on August 11, 2005, when we converted a $5,000,000 Bridge Note dated May 2004 held by SWT, LLC., along with accrued but unpaid dividends, into 4,908,157 shares of the Class A-1 Preferred Stock. The Class A-1 Preferred Stock holders were granted piggy back registration rights in connection with the private placement and the shares underlying the conversion were included in the registration statement filed by the Company on June 15, 2006. Per the warrant agreement with the $1.5 million 10% Convertible Debenture holders, because the price per share of the Class A-1 Preferred Stock $1.10 was less than the exercise price of the 93,750 warrants with an exercise price of $7.50 per share and 187,550 warrants with an exercise price of $6.00 per share, the 93,750 and 187,500 warrants were repriced to $1.10 and an additional 1,380,688 warrants were issued at $1.10.   The Company issued 100,000 warrants with an exercise price of $2.00 to C.E.Unterberg, Towbin Capital Partners1, L.P. in connection with the private placement of Class A-1 Preferred Stock.

On October 19, 2006, the Company received $.2 million from the private placement of Class A-1 Preferred Stock at $1.10 per share.

On October 19, 2006, the Company issued warrants to purchase an aggregate of 137,500 and 12,500 shares at an exercise price of $1.10 per share to SBI Advisors LLC, placement agent, and Kershaw Mackie & Company in connection with the placement of $330,000 in aggregate principal amount of 10% Convertible Debentures on October 11, 2006.

On October 19, 2006, the Company issued warrants to purchase 91,477 and 67,614 shares at an exercise price of $1.10 per share to Cambria Capital LLC and David Fuchs, respectively. The Warrants were issued in connection with the conversion of the $1.5 million debentures and the sale on June 9, 2006 in a private placement of 227,727 shares of its Class A-1 Convertible Preferred Stock for $250,000 as referenced in the Company’s Form 8-K filed June 14, 2006.

All securities issuances were made pursuant to an exemption from the registration requirements of the Securities Act of 1933, as amended, pursuant to Regulation D promulgated thereunder.

Item 3. Defaults Upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Securities Holders

None

Item 5. Other Information

None

Item 6. Exhibits

Exhibits are numbered in accordance with the Exhibit Table of Item 601 of Regulation S-K:

Exhibit No.	Exhibit Description

3.1	Articles of Incorporation incorporated by reference from the Form SB-2 filed with the SEC on August 28, 2001. File No. 333-68532.
3.2	Bylaws incorporated by reference from the Form SB-2 filed with the SEC on August 28, 2001. File No. 333-68532.
4.1	Pledge Agreement, dated as of May 20, 2004 incorporated by reference from the Form 8-K filed with the SEC on June 4, 2004. File No. 333-68532.
4.2	Stock Pledge Agreement, dated as of May 20, 2004 incorporated by reference from the Form 8-K filed with the SEC on June 4, 2004. File No. 333-68532.
4.3	Registration Rights Agreement, dated as of May 20, 2004 incorporated by reference from the Form 8-K filed with the SEC on June 4, 2004. File No. 333-68532.
4.4	Exchange Agreement, dated as of May 20, 2004 incorporated by reference from the Form 8-K filed with the SEC on June 4, 2004. File No. 333-68532.
4.5	Stock Purchase Agreement, dated as of May 20, 2004 incorporated by reference from the Form 8-K filed with the SEC on June 4, 2004. File No. 333-68532.
4.6	2004 Stock Compensation Plan incorporated by reference from the Form S-8 filed with the SEC on February 4, 2005. File No. 333-68532.
4.7	Common Stock Purchase Warrant incorporated by reference from the Form 8-K filed with the SEC on October 4, 2005. File No. 333-68532.
4.8	Common Stock Purchase Warrant incorporated by reference from the Form 8-K filed with the SEC on October 11, 2005. File No. 333-68532.
4.9	Certificate of Designation of Class A-1 Convertible Preferred Stock dated as of June 9, 2006 incorporated by reference from the Form 8-K filed with the SEC on June 15, 2006. File No. 333-68532.
5.1	Legal Opinion of Troy & Gould and consent.
10.1	$700,000 Promissory Note incorporated by reference from the Form 8-K filed with the SEC on June 4, 2004. File No. 333-68532.
10.2	Employment Agreement (Fine) incorporated by reference from the Form 10KSB filed with the SEC on March 28, 2005. File No. 333-68532.
10.3	Employment Agreement (Rankin) incorporated by reference from the Form 10KSB filed with the SEC on March 28, 2005. File No. 333-68532.
10.4	Lock-up Agreement incorporated by reference from the Form 8-K filed with the SEC on November 18, 2005. File No. 333-68532.
10.5	Secured Non-Convertible Revolving Note dated February 28, 2006 (Laurus Master Fund, LTD) incorporated by reference from the Form 8-K filed with the SEC on March 3, 2006. File No. 333-68532.
10.6	Secured Non-Convertible Term Note dated February 28, 2006 (Laurus Master Fund, LTD) incorporated by reference from the Form 8-K filed with the SEC on March 3, 2006. File No. 333-68532.
10.7	Security Agreement dated February 28, 2006 (Laurus Master Fund, LTD) incorporated by reference from the Form 8-K filed with the SEC on March 3, 2006. File No. 333-68532.
10.8	Common Stock Purchase Warrant dated February 28, 2006 (Laurus Master Fund, LTD) incorporated by reference from the Form 8-K filed with the SEC on March 3, 2006. File No. 333-68532.
10.9	Financing Agreement, dated as of March 20, 2006 Horizon Financial Services Group USA) incorporated by reference from the Form 8-K filed with the SEC on March 23, 2006. File No. 333-68532.
10.10	Employment Agreement (Matise) dated March 27, 2006 incorporated by reference from the Form 8-K filed with the SEC on March 30, 2006. File No. 333-68532.
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
10.20
Note Purchase Agreement dated as October 19, 2006 between the Company and certain lenders ($330,000) incorporated by reference from the Form 8-K filed with the SEC on October 23, 2006. File No. 333-68532.

10.21	Secured Convertible Note dated October 19, 2006 (Hong Kong League Central Credit Union) incorporated by reference from the Form 8-K filed with the SEC on October 23, 2006. File No. 333-68532.
10.22	Secured Convertible Note dated October 19, 2006 (Kershaw Mackie) incorporated by reference from the Form 8-K filed with the SEC on October 23, 2006. File No. 333-68532.
10.23	Common Stock Purchase Warrant dated October 19, 2006 (SBI Advisors) incorporated by reference from the Form 8-K filed with the SEC on October 23, 2006. File No. 333-68532.
10.24
Registration Rights Agreement dated as of October 19, 2006 by and between Small World Kids, Inc. and Purchasers of the Secured Convertible Note incorporated by reference from the Form 8-K filed with the SEC on October 23, 2006. File No. 333-68532.

10.25	Overadvance Side Letter dated October 19, 2006 (Laurus Master Fund, LTD) incorporated by reference from the Form 8-K filed with the SEC on October 23, 2006. File No. 333-68532.
10.26	Common Stock Purchase Warrant dated October 19, 2006 (Cambria LLC) incorporated by reference from the Form 8-K filed with the SEC on October 23, 2006. File No. 333-68532.
10.27	Common Stock Purchase Warrant dated October 19, 2006 (David Fuchs) incorporated by reference from the Form 8-K filed with the SEC on October 23, 2006. File No. 333-68532.
16.1	Letter regarding change of certifying accountant incorporated by reference from the Form 8-K filed with the SEC on July 23, 2004. File No. 333-68532.
31.1	Certification of the Chief Executive pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of the Chief Financial pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of the Chief Executive under Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of the Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

SMALL WORLD KIDS, INC.

Date: November 16, 2006	/s/ Debra Fine
Debra Fine
Chief Executive Officer

SMALL WORLD KIDS, INC.

Date: November 16, 2006	/s/ Robert Rankin
Robert Rankin
Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)