Form 10-K
period 2006-12-31
SMALL WORLD KIDS INC
filed 2007-04-11
CIK 1157564

UNITED STATES SECURITIES AND EXCHANGE
COMMISSION
Washington, DC 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

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

The aggregate market value of the voting and non-voting common equity (the only such common equity being Common Stock, $.001 par value) held by non-affiliates of the registrant as of the last business day of the registrants most recently completed second fiscal quarter was $1,049,000.

The number of shares outstanding of the registrant’s Common Stock, $.001 par value (being the only class of its common stock) is 5,410,575 (as of April 9, 2007).

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

As of December 31, 2006, Small World Kids is comprised solely of Small World Toys (which includes the Neurosmith brand) and as such the balances and results for each entity are one in the same.

Overview of Small World Toys

Small World Toys has been distributing toys for 45 years. Our Small World Toys’ proprietary product lines features toys for children ages zero to ten with a focus of promoting early learning, education, discovery and imagination. Small World Toys develops, manufactures, markets and distributes toys to promote healthy minds and bodies in infant, pre-school, early learning, imaginative play and active play categories. The company distributes products in specialty, mass, chain, education, catalog, online and international channels through sales representative firms as well as in-house sales executives. Proprietary brands include IQ Baby®, IQ Preschool®, Ryan’s Room®, Gertie Ball®, Small World Living, Puzzibilities®, All About Baby®, Neurosmith® and Imagiix™. We also exclusively distribute product for several brands such as TOLO® to the specialty toy market in the United States through our “SW Express” distribution arm. Small World Toys has had acquired licenses for our developmental toy products including the works of Dr. Seuss, Eric Carle, including “The Very Hungry Caterpillar” and Karen Katz, including “Where is Baby’s Belly Button.”

Recent Developments

On February 28, 2006, the Company entered into a security agreement (the Laurus “Security Agreement”) with Laurus Master Fund, Ltd. (“Laurus”). Included in the Security Agreement is an asset-based Secured Non-Convertible Revolving Note (the “Revolving Note”) that we may borrow up to $16.5 million and a $2.0 million, two year Secured Non-Convertible Term Note (the “Term Note “). On July 26, 2006 and amended on October 19, 2006, Laurus authorized $1.5 million in excess of the maximum allowed borrowings based on a formula amount of the secured assets (the “Overadvance”) on the Revolving Note for a one year period. On January 26, 2007, the Company entered into an Omnibus Amendment No.1 with Laurus that (a) amended the Overadvance Side Letter by extending the maturity of the Overadvance of up to $1,500,000 from October 19, 2007 to February 28, 2008 and (b) increased the Concentration Limits for accounts on standard terms from 15% to 32.5%. In addition, the requirement for the listing of the Company’s shares on the NASDAQ, OTC Bulletin Board or other Principal Market and for the timely filing with the SEC of all reports required to be filed pursuant to the Exchange Act was deleted.

On January 26, 2007, the Company also entered into the Second Amendment to the Registration Rights Agreement with Laurus dated February 28, 2006, that deleted the requirement to file a Registration Statement without penalty In accordance with EITF 00-19, the value of the Warrant issued to Laurus on February 28, 2006 was subject to marked-to-market revaluation at each period end since this Warrant was subject to registration rights requiring the Company to register the underlying shares with the SEC within 60 days of the issuance of the warrant. Any change in fair value from the date of issuance to the date the underlying shares are registered was included in other (expense) income. With the Second Amendment to the Registration Rights Agreement that deleted the requirement to file a Registration Statement, the warrant liability is reclassified from a liability to equity. The change in fair value from December 31, 2006 to January 26, 2007 of $362,000 will be included in other income in January 2007. With the termination of the requirement to file a Registration Statement, the value of the warrant on the January 26, 2007 of $1,085,000 will be reclassified from a liability to equity (Note 5 of the accompanying financial statements).

On January 26, 2007, the Company issued a warrant to purchase an aggregate of 685,185 shares at an exercise price of $.01 per share to Laurus. The warrant was issued in connection with the extension of the maturity of the Overadvance to February 28, 2008 and the increase of the Concentration Limits on standard terms from 15% to 32.5%. This warrant has a relative fair value of $711,000 calculated using the Black Scholes option pricing model with the following assumptions:

Expected life (in years)	10
Expected volatility	1.18%
Risk-free interest rate	4.88%
Expected dividend	—

The Company has determined the issuance of the warrant in connection with Omnibus Amendment No.1 and the Second Amendment to the Registration Rights has resulted in a substantial modification resulting in the net present value between the original Revolving Note and the amended Revolving Note to be greater than 10%, and in accordance with EITF Issue 96-19, Debtor’s Accounting for a Modification or Exchange of Debt, the amendments were accounted for as an extinguishment of debt and the relative fair value of the warrant will be expensed.

Strategic Plan

Our strategic plan is market expansion through both growth of existing product lines, and the acquisition of licenses, product lines and companies that create synergies in operations, production and distribution or that can add value, sales and distribution into new retain accounts. We regard product line extensions, new customer relationships, and opportunities for increased cost reductions as particularly important in our analysis of a potential acquisition’s strategic value.

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

•
Greater number of unit sales for products that will decrease manufacturing costs, therefore increasing margins and allowing us to benefit from price breaks that vendors offer for larger quantity orders.

•	Fuller utilization of operations as a percentage of sales, which will increase operating margins, combined operating departments.

•	Cost improvements in production and distribution coupled with expanded and improved product lines leading to increased profitability and growth.

•	Expansion into international markets through multi-country distributors.

However, acquisitions involve uncertainties, and our attempts to identify appropriate acquisitions, and finance and complete any particular acquisition, may not be successful. In addition, growth by acquisition involves risks that could adversely affect our results of operations, including difficulties in integrating and assimilating the operations and personnel, the potential loss of key employees of acquired companies, failure of an acquired business to achieve targeted financial results and potential increase of indebtedness to finance the acquisition.

Industry Overview

Consumer spending on toys, dolls and games will reach $73.3 billion by 2011, according to the statisticians at Easy Analytic Software, a 42% increase from the $51.6 billion spent in the United States on toys, dolls and games in 2006, a figure compiled by the U.S. Department of Commerce.

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

Product Overview

While many of our products are evergreen brands or long life cycle products, we are continually developing new products and the refreshing of existing products. Our product offerings are a combination of proprietary products that we design, sourced product that we find in other countries, that we then purchase and package in our packaging for exclusive distribution in the United Sates specialty market, and finally a small amount of open market product that we put through our distribution chain for retailers. We have the capability to create and develop products from inception to completion as finished goods with our in house designers. Additionally, we use third-parties to provide a portion of the sculpting, sample making, illustration and package design required for our products. Typically, the development process takes from nine to eighteen months from concept to production and shipment to our customers. We have launched an electronic learning line through our 2004 acquisition of Neurosmith. We occasionally acquire other product concepts from unaffiliated third parties. If we accept and develop a third party’s concept for new toys, we generally pay a royalty on the toys developed from this concept that are sold, and may, on an individual basis, guarantee a minimum royalty. Royalties payable to inventors and developers generally range from 5% to 10% of the wholesale sales prices for each unit of a product sold by us. We believe that utilizing experienced third-party inventors gives us access to a wide range of development talent. We also have license agreements with third parties that permit us to utilize the trademark, characters or inventions of the licensor in products that we sell.

Small World Toys Brands

Small World Toys’ proprietary brands feature toys for children ages 0 - 10 years with a focus on early learning, discovery, imagination and active play. The company positioning reflects the Small World Kids “whole child” philosophy: Small World Toys provides products that nurture the whole child - mind, body and spirit - through vibrant, engaging toys that promote early learning, reward social interaction and encourage physical fitness.

Learning Brands:

IQ Baby® - Infant toys that invite exploration, encourage discovery and reward development in the critical years from birth through toddler hood. IQ baby products nurture the whole child-body, mind and spirit through vibrant, engaging toys designed to reward infant development and encourage social interaction Toys within this brand include Hickory Dickory Clock and Pillow Soft Activity Blocks.

Neurosmith® - Electronic learning toys that combine the latest child development research with fun, interactive play patterns. Research indicates that certain playtime actions, or “play patterns,” can positively affect the way a child’s brain develops. Neurosmith’s play patterns are designed with this research in mind, stimulating and developing important connections in a baby’s busy brain. These connections lay the groundwork for enhanced learning potential that lasts a lifetime. Toys within this brand include Music Block® and Touch ‘N Sing Blocks™.

Puzzibilities® - Wooden puzzles designed in four progressive levels to stimulate “piece by piece” fun learning across a range of ages and developmental skills. Our puzzles foster primary learning skills such as fine motor skills, hand eye coordination, problem solving, concentration, and abstract thinking. Finely crafted puzzles have bright colors, imaginative themes and contemporary designs. Toys within this brand include Sounds On The Farm and Bilingual Counting puzzles.

Imaginative Play Brands:

Ryan’s Room® - Classic wooden play sets and accessories that allow children to imagine, create and bring to life their very own worlds. Constructed from solid sturdy wood, hand painted, and sized for little hands, every set of Ryan’s Room toys continues to encourage imaginative play. These open floor plan toys allow for easy access showcasing a number of unique architectural details.  Toys within this brand include Fairyland Forest treehouse, Sunshine Manor dollhouse, Pirate Ship and accessories.

All About Baby® - Sweet, huggable dolls to love and nurture complete with popular and imaginative accessories. These realistic baby dolls feature different sounds and interactive functions for hours of role playing fun. These dolls have interactive features that teach cause and effect, promotes social development, and develops manual dexterity. Toys within this brand include including Baby Sweet Sounds and Deluxe Baby Doll Set.

Small World Living™ - The Role play toys and environments are designed to encourage your child to play out his dreams of “what I want to be when I grow up!” These toys stir up the imagination, while promoting a constructive lifestyle and empowering children through creative role play to create their dream world. Toys within this brand include Includes Stove, BBQ Grill, utensils, bakery and cookware sets.

Imagiix™ - Award winning toys for infant, toddler & pre-school. Toys within this brand include the Piano Stepper musical toy.

Active Play Brands:

Gertie Ball® - An award-winning line of balls for all ages, designed with a wide variety of unique textures, designs and features. Designed for preschoolers, these soft, lightweight, easy-to-catch balls will not bend back a finger or hurt when they hit. Gertie balls are gummy and soft enough for kids who may be scared of big heavy balls coming toward them. Toys within this brand include Glitter, Bumpie and Glow Gertie Balls.

Active Edge® - Sports and activity toys designed to give a child a sense of mastery, empowerment, and help build a foundation for an active, fit lifestyle. These toys encourages your child to get out and play. Toys within this brand include Bounce Around, Loop-To-Loop Parachute and Tube Travel toys.

Active Edge® Extreme- Sports and activity toys designed with a twist thereby allowing your child’s play to reach the next level while building a foundation for an active, healthy and fit lifestyle. Toys within this brand include Aqua Hockey and Shoot ‘N’ Score Soccer Ball.

Distribution

Small World Toys has been distributing its products to a broad spectrum of retail and various other accounts for over 40 years. Some of these accounts include toy specialty, chain, gift, education, catalog and e-commerce. We have over 80 sales representatives, within 11 representative firms that sell to these accounts by geographic locations. The representative firms are managed in house. In addition, a five member sales team handles in house accounts as well as develops new channels of distribution. We have utilized our distribution strength to represent other, high quality companies that did not have distribution into the specialty market in the United States, such as Tolo® for example. We receive samples of their products or catalogs that show their products; then either incorporate their product pictures and pricing into our catalog or use their own catalog. We buy their product, ship it into our warehouse, and sell it to our retail and on-line customers through our in house and outside sales representatives.

SW Express is our brand name of products that include both products that we buy from manufacturers to resell instead of developing ourselves, as well as, products that we distribute for other companies such as Tolo. It is not a separate company or branch of the company; it is a brand name in which to differentiate the products that we distribute rather than those we develop ourselves. Distribution allows us to increase category presence, expand market share, limit manufacturing (tooling) risk, and sell into new channels. SW Express has been distributing Tolo Toys exclusively in the United States for over 10 years. SW Express allows us to take advantage of the relationship we have with our customers and their 6,000 stores. Product categories that SW Express distributes include Nature and Science, Outdoor, Pool and high quality Infant and Toddler toys. Toys include Preschool Laptop, Tailgate Trio Car and Wigglin’ Water sprinkler. Small World Toys has agreements with these companies and either buys the products directly from the manufacturers to distribute into its channels or receives a distribution percentage upon selling the product. Currently, most of our distributed products are sourced and produced in China.

Infant and preschool toys made of quality, bright plastic and plush, which are produced in China by British founders with a strong European market presence. Small World has distributed Tolo products in the USA for over ten years. Toys include Sneezy The Activity Dragon and First Friends and accessories.

   International

Outside of the United States, our primary markets are Canada, Western Europe, and Asia. Sales of our products abroad accounted for approximately $1,037,000 or 3.7% and $1,097,000 or 3.2 % of our net sales in 2006 and 2005, respectively. We believe that foreign markets present an attractive opportunity, and we plan to intensify our marketing efforts and further expand our distribution channels abroad.

Marketing

Generally, our products and brands are promoted through local market promotions, merchandising displays and advertising print, including cooperative advertising with retail accounts. Our product launches include in-store merchandising displays, trade advertising and newspaper ads that are co-oped with our retail customers. We participate in the New York Toy Fairs in October and February. We also attend gift and juvenile shows including JPMA (Juvenile Products Manufacturers Assoc.), NSSEA (National School Supply & Education Assoc.), ASTRA (American Specialty Toy Retailing Association), ABC (All Baby’s and Children Expo) and regional gift shows. Going forward, we will maintain our trade and local marketing efforts while expanding programs to reach the consumer on a more national level, including an increased focus on public relations outreach, strengthening partnerships with key influencers in the fields of early learning and child development, participation in relevant event marketing and sponsorships, utilization of direct-to-consumer media and the establishment of consumer loyalty programs.

Manufacturing

We outsource the manufacturing of our proprietary products to vendors in Asia. We believe our outsourcing strategy enhances the scalability of our manufacturing efforts. We use numerous manufacturers to source components and build finished products to our specifications. During the year ended December 31, 2006, our top ten suppliers accounted for 74.1 % of the total product purchases. The top two suppliers accounted for 20.9% and 10% of total purchases, respectively. Our tools and dies are located at the facilities of our third-party manufacturers. Manufacturers are selected based on their technical and production capabilities and are matched to particular products to achieve cost and quality efficiencies. Employees in the Culver City office create and design product in each product category. They then send the designs to the manufacturer to get a sample product and costing done or have samples made in the United States. Once the sample and costing is approved, these product developers will work with the factories to insure the integrity and safety of the products. Small World Toys designs approximately 90 toys per year and sources approximately 40 products from Asian or European manufacturers. We have long standing relationships with our manufacturers and have been manufacturing in Asia for more than 15 years. Small World Toys works with more than 40 factories both on a manufacturing basis and to source toys to distribute exclusively in the United States. Small World Toys has credit terms with most of its manufacturers and pays upon shipping of product from Hong Kong. Small World Toys has an office in Hong Kong with five people who are responsible for inspecting factories and setting up relationships with new manufacturers. The group also inspects product and sends product to a third party for safety certification. Small World Toys also has a staff in Quality and Control in its Culver City office that works with product development and all phases of production to assure that all safety requirements are met. Small World Toys owns all of its tools for product developed internally as well as trademarks and design patents. The majority of our products are shipped directly to our warehouse in Carson, California and are later shipped to meet the demands of our retailers and distributors.

 Customers and Customer Service

Our three largest customers; Costco Wholesale Corporation, Target and TJX Companies collectively represented 36.4% and 32.5 % of 2006 and 2005 sales, respectively. No other customer represents greater than 5% of our sales in 2006 or 2005. Although we do not have long term contracts with any of our customers, we believe that our ability to establish and maintain long-term relationships is substantial as many of our accounts have been buying from Small World Toys for more than 15 years. Small World Toys has consistently been in the top five vendors with almost all of its 2,500 Specialty accounts. Small World Toys sells to high end Specialty stores as well as the educational channel, the book channel, high end department stores such as Nordstroms and other high end retailers such as Learning Express and Lakeshore Learning. Small World Toys has become a vendor with other high end chains such as Target and Costco. Small World is trying to differentiate its product for each channel in order to keep product fresh in each channel. Our success with our customers, which have approximately 6,000 stores (example - one customer, Target operates over 1,300 stores), is based on providing programs and product that will help them stock and sell our product. Small World Toys has a staff of 5 customer service representatives who are supervised by a Customer Service Manager. We encourage and utilize frequent communication with and feedback from our customers and retailers to continually improve our products and service. We offer toll-free telephone support for customers who prefer to talk directly with a customer service representative. We also respond to e-mail inquiries received through our website.

Product Development

While many of our products are evergreen brands or long life cycle products, we are continually developing new products and refreshing existing products. We expensed approximately $1,743,000 and $1,972,000 in 2006 and 2005, respectively, on activities relating to the development and design of new products. Our product offerings are a combination of proprietary products that we design, sourced product that we find in other countries, purchased and packaged in our packaging for exclusive distribution in the United States specialty market and a small amount of open market product that we put through our distribution chain for retailers.

We have the capability to create and develop products from inception to completion of finished goods with our in house designers. Additionally, we use third-parties to provide a portion of the sculpting, sample making, illustration and package design required for our products. Typically, the development process takes from nine to eighteen months from concept to production and shipment to our customers.

Most of our products that we develop are sold under our trademarks and trade names, while the Neurosmith products incorporate patented devices or designs. Trade names and trademarks are significant assets in that they provide product recognition and acceptance. We customarily seek trademark and patent protection covering our products and own or have applications pending for US and foreign patents covering many of our Neurosmith products. A number of these trademarks relate to product lines that are significant to our business and operations. We believe our rights to these properties are adequately protected, but there can be no assurance that our rights can be successfully asserted in the future or will not be invalidated, circumvented or challenged.

We have launched an electronic learning line through our 2004 acquisition of Neurosmith. Small World Toys acquired the patents, designs, trademarks, copyrights and technology for over 20 Early Electronic Products in the Neurosmith brand. Small World Toys has more than 10 patent applications and patents and 100 copyrights and trademarks, including design patents in its portfolio. Small World Toys holds the licensing rights to design, manufacture, market and distribute many well known trademarks and copyrighted products based on the properties of Eric Carle, Dr. Seuss and Karen Katz.

 We occasionally acquire other product concepts from unaffiliated third parties. If we accept and develop a third party’s concept for new toys, we generally pay a royalty on the toys developed from this concept that are sold, and may, on an individual basis, guarantee a minimum royalty. Royalties payable to inventors and developers generally range from 5% to 10% of the net sales prices for each unit of a product sold by us. We believe that utilizing experienced third-party inventors gives us access to a wide range of development talent.

We also have license agreements with third parties that permit us to utilize the trademark, characters or inventions of the licensor in products that we sell. Licensing fees paid to the licensor range from 8-10 percent of net sales.

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

Seasonality

Our business is subject to seasonal fluctuations. In 2006 and 2005, approximately 58% and 60%, respectively of net sales were generated in the third and fourth calendar quarters. We have traditionally introduced new product catalogs in January and in July. Generally, the first quarter is the period of lowest shipments and sales and therefore the least profitable due to fixed costs. Seasonality factors may cause our operating results to fluctuate from quarter to quarter. However, we employ customer programs for retailers or “early buy” programs to lesson the seasonality. These programs provide an opportunity for our customers to purchase our products in the first and second quarters and stock through the year by offering dating programs, where they pay in their highest sales quarters, typically in the third and fourth quarters.

Employees

At December 31, 2006, we had 60 full time employees. None of our employees are covered by a collective bargaining agreement. We consider our relations with our employees to be good.

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

As of December 31, 2006, we had approximately $1,169,000 of unrestricted cash and availability on our line of credit, which includes the $1,500,000 Overadvance with our senior lender, Laurus.

Cash has historically been generated from operations. Operations and liquidity needs are funded primarily through cash flows from operations, as well as, utilizing, when needed, borrowings under the Company’s secured credit facilities and short term notes. Working capital needs generally reach peak levels from August through November of each year. To gain shelf space and address the seasonality of the toy industry, we offer early buy programs that are volume related with extended payment terms. Our historical revenue pattern is one in which the second half of the year is more significant to our overall business than the first half and, within the second half of the year, the fourth quarter is the most prominent. The trend of retailers over the past few years has been to make a higher percentage of their purchases of toy and game products within or close to the fourth quarter holiday consumer buying season, which includes Christmas. We expect that this trend will continue. As such, historically, the majority of cash collections for Small World Toys occur late in the fourth quarter as the extended payment terms become due from our early buy programs. As receivables are collected, the proceeds are used to repay borrowings under the Revolving Note issued to Laurus Master Fund.

We have incurred significant losses since our purchase of Small World Toys in May 2004. As of December 31, 2006, our accumulated deficit was $22.6 million. On June 9, 2006, the Company received approximately $2.4 million from the private placement of Class A-1 Preferred Stock at $1.10 per share and subsequently received an additional $.3 million by November 2006. In addition, on June 9, 2006, the Company converted $3.0 million of debt due in 2006 and 2008 to Class A-1 Preferred Stock, and restructured a $2.5 million note due in 2006 to $250,000 due within 12 months and the balance to begin principal amortization in October 2008. On October 19, 2006, we have received an additional $200,000 from the private placement of Class A-1 Preferred Stock at $1.10 per share. On October 19, 2006, we issued an aggregate of $330,000 in principal amount of 10% Convertible Debentures. On July 26, 2006, Laurus authorized $750,000 in excess of the maximum allowed borrowings based on a formula amount of the secured assets (the “Overadvance”) on the Revolving Note. On October 19, 2006, Laurus increased to $1,500,000 the permitted Overadvance to the Company in excess of the maximum amounts available to be borrowed on our revolver loans.

As of December 31, 2006, we had $804,000 in principal payments due during the next twelve months to Laurus, Horizon, St. Cloud and the former shareholder of Small World Toys. Of the $804,000 in principal payments due in 2007, the Company is not permitted by Laurus to pay the $152,000 in principal payments due to St. Cloud in 2007 while any amounts are outstanding on the $1,500,000 overadvance. We may not be able to generate sufficient cash flow from operations to meet our debt and operational obligations. If we are unable to generate sufficient cash flow, we would be required to seek additional financing or restructure our debt obligations. There can be no assurance that we will be able to obtain additional financing or restructure our debt obligations or that, if we were to be successful in obtaining additional financing or restructure our debt obligations, it would be on favorable terms. Failure to obtain additional financing or restructuring our debt obligations may cause us to default on these debt obligations. In addition, under cross default provisions in the Laurus Security Agreement, defaults under our debt obligations may cause the acceleration of the repayment of the Revolving and Term Notes.

We have a history of net losses.

We have incurred significant losses since our purchase of Small World Toys in May 2004. As of December 31, 2006, our accumulated deficit was $22.6 million. These losses principally resulted from the cost of being public, research and development, general and administrative, sales and marketing expenses and significant interest expense associated with our capital structure. We may continue to experience net losses in the future.

We have cross default provisions in our senior credit facility which may result in the acceleration the obligations due under the credit agreement

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

Our business and operating results depend largely upon the appeal of our products and on our ability to redesign, restyle and extend our existing core products and product lines as consumer preferences evolve, and to develop, introduce and gain customer acceptance of new products and product lines. Several trends in recent years have presented challenges for the toy industry, including:

•	the phenomenon of children outgrowing toys at younger ages, particularly in favor of interactive and high technology products;

•	increasing use of technology;

•	higher consumer expectations for product quality, functionality and value;

•	Retailers buying direct from the manufacturers in Asia; and

•	Manufactureres in Asia selling direct to the retailers.

We cannot assure you that:

•	our current products will continue to be popular with consumers;

•	the product lines or products that we introduce will achieve any significant degree of market acceptance;

•	We will be able to expand into new channels; or

•	the life cycles of our products will be sufficient to permit us to recover design, manufacturing, marketing and other costs associated with those products.

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

Our business and the toy industry in general experience the lowest sales rates in the first quarter and second quarters of the calendar year. In 2006 and 2005, approximately 58% and 60%, respectively of net sales were generated in the third and fourth calendar quarters. Seasonality factors may cause our operating results to fluctuate significantly from quarter to quarter. In addition, our results of operations may also fluctuate as a result of the timing of new product releases.

Our growth strategy depends in part upon our ability to acquire companies, new product lines and licenses.

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

We cannot assure you that we can identify strategic acquisition candidates or negotiate acceptable acquisition terms, and a failure to do so may adversely affect our results of operations and our ability to sustain growth. Our acquisition strategy involves a number of risks, each of which could adversely affect our results, including:

•	difficulties in integrating acquired businesses, product lines or licenses

•	assimilating new facilities and personnel

•	harmonizing diverse business strategies and methods of operation;

•	diversion of management attention from operation of the existing business;

•	loss of key personnel from acquired companies; and

•	failure of an acquired business to achieve targeted financial results.

A substantial reduction in or termination of orders from any of our largest customers could adversely affect our financial condition and results of operations.

Our three largest customers; Costco Wholesale Corporation, Target and TJX Companies collectively represented 36.4% and 32.5 % of 2006 and 2005 sales, respectively. No other customer represents greater than 5% of our sales in 2006 or 2005. Except for outstanding purchase orders for specific products, we do not have written contracts with or commitments from any of our customers. A substantial reduction in or termination of orders from any of our largest customers could adversely affect our business, financial condition and results of operations. In addition, pressure by large customers seeking price reductions, financial incentives, changes in other terms of sale or for us to bear the risks and the cost of carrying inventory also could adversely affect our business, financial condition and results of operations. If one or more of our major customers were to experience difficulties in fulfilling their obligations to us, cease doing business with us, significantly reduce the amount of their purchases from us, it could have a material adverse affect on our business, financial condition and results of operations.

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

Our operation would be impaired if we lost our current suppliers or if our current suppliers’ operations or sea or air transportation with our overseas manufacturers were disrupted or terminated even for a relatively short period of time. During the year ended December 31, 2006, our top ten suppliers accounted for 74.1 % of the total product purchases. The top two suppliers accounted for 20.9% and 10% of total purchases, respectively. Our tools and dies are located at the facilities of our third-party manufacturers. We are potentially subject to variations in the prices we pay third-party manufacturers for products, depending on what they pay for their raw materials since we do not have long-term contracts.

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

We have a material amount of goodwill which, if it becomes impaired, would result in a charge against our income

Goodwill is the amount by which the cost of an acquisition accounted for using the purchase method exceeds the fair value of the net assets we acquire. Current accounting standards require that goodwill be periodically evaluated for impairment based on the fair value of the operations acquired. As of December 31, 2006, approximately $2,767,000 or 13.3%, of our total assets represented goodwill. Reductions in our net income (loss) caused by the write-down of goodwill could harm our results of operations.

The Company filed a registration statement with the SEC on June 15, 2006 and Amendment No. 1 on October 4, 2006 covering, among other things, shares of common stock issuable upon exercise of certain warrants, preferred stock and debentures. As of the date of this filing, the Company is in the process of reviewing and responding to the comments received from the SEC on Amendment No.1. The exercise or conversion of the warrants, convertible preferred Class A-1 Stock and convertible debenture if the registration is declared effective,  may cause significant dilution to our stockholders and the resale thereof may have an adverse impact on the market price of our common stock.

As of December 31, 2006, there are 5,410,575 shares of our common stock outstanding. Being registered in the registration statement are 14,593,380 shares of our common stock that are issuable upon exercise or conversion of the following securities: (i) 3,899,995 warrants; (ii) 10,130,885 Class A-1 Convertible Preferred shares; and (iii) the conversion of the convertible debenture into 562,500 shares. The exercise or conversion of these securities will increase the number of our publicly traded shares, which could depress the market price of our common stock.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

The Company filed a registration statement with the SEC on June 15, 2006 and Amendment No. 1 on October 4, 2006. As of the date of this filing, the Company is in the process of reviewing and responding to the comments received from the SEC on Amendment No.1..

ITEM 2. DESCRIPTION OF PROPERTIES

Our corporate headquarters are located at 5711 Buckingham Parkway, Culver City, California 90230, where we lease approximately 28,000 square feet and sublease approximately 17,000. This lease was amended to extend the term to February 28, 2009.  We also lease approximately 62,000 square feet of warehouse space in Carson, California. This lease was also amended to extend the term to January 31, 2008. We also leased 1,200 square feet of office space in China in the town of ChangAn, GuangDong Province but this lease expired November 1, 2006 and was not renewed.   We believe these facilities and additional or alternative space available to us will be adequate to meet our needs in the near term.

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

On April 12, 2006, Ryan Yanigihara, the Company’s former Controller, filed a complaint with the Secretary of Labor alleging violation of Section 806 of the Sarbanes-Oxley Act protecting whistleblowers. The complaint is still pending investigation and a determintation before OSHA. The Board of Directors commissioned an independent investigation of the complaint which was unable to substantiate the allegations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

PART II

ITEM 5.   MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITEIS

  Our common stock is quoted on the OTC Bulletin Board of the National Association of Securities Dealers, Inc. (the “NASD”) under the symbol “SMWK.OB”. The following table sets forth, for the periods indicated, the high and low bid prices for the periods from January 1, 2005 through December 31, 2006. These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

Fiscal Year Ending December 31, 2006	Low	High
First Quarter ended March 31, 2006	$2.00	$3.20
Second Quarter ended June 30, 2006	$1.05	$2.00
Third Quarter ended September 30, 2006	$1.20	$1.95
Fourth Quarter ended December 31, 2006	$.60	$1.95

Fiscal Year Ending December 31, 2005	Low	High
First Quarter ended March 31, 2005	$4.20	$7.00
Second Quarter ended June 30, 2005	$4.70	$5.50
Third Quarter ended September 30, 2005	$4.70	$5.20
Fourth Quarter ended December 31, 2005	$3.10	$6.00

Holders

As of December 31, 2006, we currently have outstanding 5,410,575 shares of our common stock outstanding. As of December 31, 2006, our shares of common stock are held by approximately 64 stockholders of record. This does not include an indeterminate number of beneficial owners of securities whose shares are held in the names of various dealers and clearing agencies.

Dividends

We have never paid cash dividends on our common stock.

On June 9, 2006, we issued Class A-1 Convertible Preferred Stock. The holders of the outstanding Class A-1 Preferred Stock will be entitled to receive, out of funds legally available therefore, cumulative dividends at the annual rate of 6% per annum payable quarterly in shares of the Company’s Class A-1 Preferred Stock at a per share price of $1.10. As of December 31, 2006, the Company had accrued but not paid $375,000 in dividends on the Class A-1 Preferred Stock. In addition, in conjunction with the issuance of the Class A-1 Preferred Stock on June 9, 2006, a non-cash dividend of approximately $2.6 million was recorded at the time of issuance in relation to the warrants and the in-the-money conversion feature that allows for the conversion at a price lower than fair market value on the day of issuance. In addition, the repriced and additional warrants issued to the $1.5 million Convertible Debenture holders was determined to have a fair market value of approximately $1.2 million and since the warrants have no mandatory registration rights, the value of the warrants is also deemed a non-cash dividend.

The 10% Convertible Preferred Stock that we issued in August 2005 converted into the Class A-1 Convertible Preferred in June 2006 along with all accrued but unpaid dividends. Through June 9, 2006, when we converted such stock to the Class A-1 Preferred Stock, we had not paid any dividends on the 10% Convertible Preferred in either cash or stock, but had accrued $399,000 in dividends which was converted into 362,703 Class A-1 shares.

In addition, in conjunction with the issuance of the 10% Convertible Preferred Stock in August 2005, a non-cash dividend of approximately $2.2 million was recorded at the time of issuance in relation to an in-the-money conversion feature that allows for the conversion at a price lower than fair market value on the day of issuance.

Our future dividend policy will be determined by our Board of Directors and will depend upon a number of factors, including our financial condition and performance, our cash needs and expansion plans, income tax consequences, and the restrictions that applicable laws and our credit arrangements then impose.

Securities Authorized For Issuance under Equity Compensation Plans.

The following table summarizes the securities authorized for issuance as of December 31, 2006 under our 2004 Stock Compensation Plan, the number of shares of our common stock issuable upon the exercise of outstanding options, the weighted average exercise price of such options and the number of additional shares of our common stock still authorized for issuance under such plan.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders	722,000	$2.43	658,000

Total	722,000	$2.43	658,000

ITEM 6.	CONSOLIDATED SELECTED FINANCIAL DATA

The following selected consolidated financial data is derived from our audited consolidated financial statements for the years ended December 31, 2006, 2005, 2004 and 2003 and for the eleven months ended (short year, transition period) December 31, 2002. The selected financial data may not be indicative of our future performance.

					Eleven Months Ended
	Years Ended December 31,				(short year)
					December 31,
(Amounts in thousands, except share and per share amounts)	2006	2005	2004 (2)	2003 (1)	2002 (1)
Operating Data:
Net sales	$28,331	$33,756	$29,493	$25,970	$24,344
Gross profit	10,770	13,137	12,102	10,982	10,055
Operating expenses	15,622	17,218	13,527	10,242	9,004
Other income (expense)	(5,164)	(2,982)	(416)	396	831
Net income (loss)	(10,016)	(6,770)	(1,218)	740	1,052
Non-cash Preferred Stock dividend	(2,544)	(2,168)	—	—	—
Net loss attributable to Common Stock	(12,560)	(8,939)	(1,218)	740	1,052

Net income (loss) per share:
Basic & diluted	$(2.32)	$(1.67)	$(.23)	$74.03	$105.15

Weighted average shares of Common Stock outstanding:
Basic and diluted	5,410,575	5,363,961	5,277,986	10,000	10,000

		December 31,
	2006	2005	2004 (2)	2003 (1)	2002 (1)
Balance Sheet Data:
Current assets	$12,290	$13,253	$12,888	$10,078	$8,778
Working capital (deficit)	4,197	(5,246)	6,704	2,864	4,203
Total assets	20,172	19,510	19,840	10,798	9,482
Current liabilities	8,092	18,499	6,184	7,214	4,575
Long-term liabilities	13,182	249	14,727	171	1,327
Stockholders’ equity (deficit)	(1,102)	762	(1,071)	3,413	3,580

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

May 20, 2004 Transactions

Pursuant to an Exchange Agreement dated as of May 20, 2004, by and among the Company and a group of investors (“the Investors'), we issued 4,531,375 shares of its common stock, par value $0.001 per share, in exchange for all of the equity interests of Fine Ventures, LLC (“FVL”). Prior to May 20, 2004, FVL had no operating activities. As a condition to the closing of this transaction, Michael Rubin, the then-majority shareholder of the Company, sold 553,000 shares of his 618,000 shares of Small World Kids common stock for $10,000 to the Investors.

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

On October 14, 2005 we completed a ten for one (10:1) reverse stock split (“Reverse Split”), with rounding all fractional shares down to the next full share. After the Reverse Split, there are approximately 5,400,000 shares of common stock outstanding. The Reverse Split did not reduce the number of authorized shares of common stock, alter the par value or modify any voting rights or other terms thereof. As a result of the Reverse Split, the conversion price and/or the number of shares issuable upon the exercise of any outstanding options and warrants to purchase common stock was proportionally adjusted pursuant to the respective terms thereof. All references in this prospectus to units of securities (e.g. Common Stock shares) or per share amounts are reflective of the Reverse Split for all periods reported.

2006 Compared to 2005

	Years Ended December 31,		Years Ended December 31,
	2006	2005	2006	2005
Net sales	$28,331,394	$33,755,929	100.0%	100.0%
Cost of sales	17,561,159	20,619,047	62.0%	61.1%
Gross profit	10,770,235	13,136,882	38.0%	38.9%

Operating expenses:
Selling, general and administrative	13,406,900	14,793,258	47.3%	43.8%
Research and development	1,742,937	1,972,343	6.2%	5.9%
Intangibles amortization	471,703	452,252	1.7%	1.3%
Total operating expenses	15,621,540	17,217,853	55.1%	51.0%

Loss from operations	(4,851,305)	(4,080,971)	(17.1)%	(12.1)%

Other income (expense):
Interest expense	(6,939,544)	(3,521,012)	(24.5)%	(10.4)%
Warrant valuation adjustment	1,556,879	291,113.7%		.9%
Other	218,272	247,870	5.5%	.7%
Total other income (expense)	(5,164,393)	(2,982,029)	(18.3)%	(8.8)%

Loss before income taxes	(10,015,698)	(7,063,000)	(35.4)%	(20.9)%

Provision (benefit from) for income taxes	—	(292,419)	—	(.9)%

Net loss	$(10,015,698)	$(6,770,581)	(35.4)%	(20.0)%

Net sales

Net sales for the year ended December 31, 2006 decreased $5,425,000 or 16.1% to $28,331,000 from $33,756,000 for the year ended December 31, 2005. The revenue decrease is mainly attributable to the decrease of $6,397,000 and $3,377,000 in sales to the specialty toy and national chain channels, respectively, over the year ended December 31, 2005. Part of this decline is attributed to the lack of the right inventory to fill orders during the third and fourth quarters. Management initiated improved demand order forecasting to increase the fill rate and as a result inventory has increased by $.2 million during 2006. Partially offsetting the decline in revenue was an increase in sales to mass retailers of $4,072,000 for the year ended December 31, 2006 over the year ended December 31, 2005. Due to the increased sales to the mass channel, Ryan’s Room product line sales more than doubled during the year ended December 31, 2006 versus the comparable prior year period. The Eric Carle licensed products which were introduced in 2006 increased over the comparable prior year period along with the All About Baby brand. All other brands suffered declines over the comparable prior year period primarily due to the supply shortages.

Gross Profit

Gross profit for the year ended December 31, 2006 decreased $2,367,000 or 18.0% to $10,770,000 from $13,137,000 for the year ended December 31, 2005 due to the decline in sales in 2006 over 2005. Gross profit margin of 38.0% decreased for the year ended December 31, 2006 as compared to 38.9% for the year ended December 31, 2005. The decrease in gross margin primarily resulted from approximately $939,000 in increased demurrage penalty costs for goods held in port in 2006 over 2005, which is approximately 3 percentage points on sales. In addition, the sales to specialty stores declined to 56.8% of net sales for the year ended December 31, 2006, as compared to 66.1% of net sales for the for the year ended December 31, 2005. Sales to the national chains and mass retailers typically have lower gross margins than sales to the specialty channel but most sales to these channels do not incur freight out or warehousing expenses and have lower commissions.

Operating Expenses

Operating expenses for the year ended December 31, 2006 decreased $1,596,000 or 9.3% to $15,622,000 from $17,218,000 but as a percentage of sales increased to 55.1% from 51.0% for the year ended December 31, 2005. The increase as a percentage of sales resulted from the 16.1% decline in sales in 2006 from 2005. Selling, general and administrative expenses for the year ended December 31, 2006 decreased $1,386,000 or 9.4% to $13,407,000 from $14,793,000 for the year ended December 31, 2005. Decreased selling, shipping and handling expenses for the year ended December 31, 2006 of $1,000,000 or 24.1% from the prior year period were driven by the higher mix of sales to the mass channel, which do not incur shipping and handling costs. Marketing and branding expenses decreased by $747,000 or 31.7% for the year ended December 31, 2006 as compared to the prior year period partly due to the write-off of $348,000 of barter credits in 2005. The non-cash consulting expenses for the year ended December 31, 2006 attributable to the issuance of stock options granted to consultants for services valued by using the Black-Scholes option-pricing model decreased by $524,000 from the comparable period. The non-cash recognition of stock compensation expense in the year ended December 31, 2006 was $547,000 resulting from the adoption of SFAS 123(R) using the modified prospective transition method in January 2006. Prior to the adoption of SFAS 123R, the Company accounted for stock-based awards to employees and directors using the intrinsic value method in accordance with APB 25 as allowed under Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (“SFAS 123”). Under the intrinsic value method, no stock-based compensation expense had been recognized in the Company’s statement of operations for the year ended December 31, 2005. As of December 31, 2006, $257,000 of unrecognized compensation costs related to non-vested stock options are expected to be recognized over the following 31 months. Partially offsetting the increase in operating expenses was the decrease in research and development costs of $229,000 or 11.6% to $1,743,000 for the year ended December 31, 2006 as compared to $1,972,000 for the year ended December 31, 2005. The Company also incurred a slight increase in amortization of intangible expenses of $19,000 for the year ended December 31, 2006 as compared to the same period of the prior year.

Other Income and Expense

Interest expense for the year ended December 31, 2006 increased $3, 419,000 or 97.1% to $6,940,000 from $3,521,000 for the year ended December 31, 2005. The increase is primarily due to: (i) the increase of $1,062,000 in non-cash interest expense resulting from the amortization of debt discounts that occurred for the year ended December 31, 2006 over the comparable prior year period; (ii) $1,077,000 in unamortized debt issuance costs related to the converted debt as a result of the conversion of $3 million of debt into Class A-1 Preferred Stock on June 9, 2006 and recorded as a non-cash expense in June 2006 (Note 5 of the accompanying financial statements); and (iii) $1,628,000 non-cash expense resulting from the repriced and additional warrants issued to the 10% Convertible Debenture holders on June 9, 2006 (Note 5 of the accompanying financial statements).

The agreement with Laurus and the $1.5 million 10% Convertible Debentures noteholders obligated us to file a registration statement to register the warrant shares and the common shares underlying the conversion prior to the Second Amendment to the Registration Rights Agreement dated January 26, 2007. Accordingly, pursuant to EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock”, the cumulative relative net value of the warrant at the date of issuance of $3,663,000 was recorded as a warrant liability on the balance sheet. Any change in fair value from the date of issuance to the date the underlying shares were to be registered was included in other (expense) income. The change in fair market value (“FMV”) of the warrant liability is a non-cash charge determined by the difference in FMV from period to period. The Company calculates the FMV of the warrants outstanding using the Black-Scholes model. The decrease in the fair value of the warrant liability associated with Laurus and the 10% Convertible Debentures for the year ended December 31, 2006 was $1,557,000 and is a result of the decrease in the trading value of our stock during the year ended December 31, 2006. This compares to an increase of $291,000 for the year ended December 31, 2005. Since the $1.5 million 10% Convertible Debentures were converted on June 9, 2006 into Class A-1 Convertible Preferred shares, the company no longer has an obligation to file a registration statement to register the warrant shares and the common shares underlying the conversion of the 10% Convertible Debentures and the warrant liability associated with the 10% Convertible Debentures was reclassified as Equity. As of December 31, 2006, the Company had an obligation to file a registration statement with Laurus and had filed the registration statement with the SEC on June 15, 2006 and the Amendment No.1 on October 4, 2006. On January 26, 2007, the Company entered into the Second Amendment to the Registration Rights Agreement dated February 28, 2006 with Laurus that deleted the requirement to file a Registration Statement and no penalties were owed. Since the Company no longer has an obligation to file a registration statement to register the warrant shares, the warrant liability will be reclassified as Equity in January 2007 (Note 6 of the accompanying financial statements).

Lower rent and commission income accounted for the $30,000 decrease in Other for the year ended December 31, 2006 over the comparative period in 2005.

Provision for Income Tax

Small World Kids recorded no provision for income taxes for the years ended December 31, 2006 due to the net loss incurred during these periods. Income tax benefit for the year ended December 31, 2005 was $292,000, due to the benefit realized in recognizing for losses on which a valuation allowance has not been recorded.

Dividends

The 10% Class A Convertible Preferred Stock requires that we accrue a quarterly dividend at a rate of 10% per annum. The dividend is payable in cash or a combination of 50% cash and 50% Common Stock at the Company’s option, but the Company has not yet declared or paid any of the accrued dividends since the conversion to Preferred Stock on August 11, 2005. On June 9, 2006, we issued Class A-1 Convertible Preferred Stock along with converting the 10% Class A Convertible Preferred Stock along with accrued but unpaid dividends of $399,000. The holders of the outstanding Class A-1 Preferred Stock will be entitled to receive, out of funds legally available therefore, cumulative dividends at the annual rate of 6% per annum payable quarterly in shares of the Company’s Class A-1 Preferred Stock at a per share price of $1.10. The Company has accrued $375,000 in dividends for the 6% Class A-1 Preferred Stock for the year ended December 31, 2006. The Company has not yet declared or paid any of the accrued dividends for the 6% Class A-1 since the issuance of these securities.

The Class A-1 Preferred Stock has a beneficial conversion feature which allows the holders to acquire Common Stock of the Company at an effective conversion price of approximately $.25 below fair value at the date of issuance on June 9, 2006.  In accordance with EITF 98-5, Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios, the Company has determined the intrinsic value of this in-the-money conversion feature accounted for it as a discount to the Preferred Stock.  The fair market value of the intrinsic value of the beneficial conversion feature was determined to be approximately $2.5 million.  As the Preferred Stock is immediately convertible, the full value of the conversion feature is deemed a dividend upon issuance and as such has been recorded directly to retained earnings. (Note 5 of the accompanying financial statements).

2005 Compared to 2004

The following table provides a summary of the Company’s consolidated results of operations and the percentage of total net sales represented by the line items reflected in the Company’s consolidated statements of operations:

	Years Ended December 31,		Years Ended December 31,
	2005	2004(1)	2005	2004(1)
Net sales	$33,755,929	$29,492,888	100.0%	100.0%
Cost of sales	20,619,047	17,391,282	61.1%	59.0%
Gross profit	13,136,882	12,101,606	38.9%	41.0%

Operating expenses:
Selling, general and administrative	14,793,258	12,163,526	43.8%	41.2%
Research and development	1,972,343	1,173,365	5.9%	4.0%
Intangibles amortization	452,252	190,372	1.3%	0.6%
Total operating expenses	17,217,853	13,527,263	51.0%	45.8%

Loss from operations	(4,080,971)	(1,425,657)	(12.1)%	(4.8)%

Other income (expense):
Interest expense	(3,521,012)	(988,974)	(10.4)%	(3.3)%
Warrant valuation adjustment	291,113	114,916.9%		0.4%
Other	247,870	458,173.7%		1.5%
Total other income (expense)	(2,982,029)	(415,885)	(8.8)%	(1.4)%

Loss before income taxes	(7,063,000)	(1,841,542)	(20.9)%	(6.2)%

Provision (benefit from) for income taxes	(292,419)	(623,695)	(.9)%	(2.1)%

Net loss	$(6,770,581)	$(1,217,847)	(20.0)%	(4.1)%

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

Selling, general and administrative expenses for the year ended December 31, 2005 increased $2,630,000 or 21.6% to $14,793,000 from $12,163,000 for the year ended December 31, 2004. Increased selling, shipping and handling expenses for the year ended December 31, 2005 of $351,000 or 5.6% over the prior year was driven by the 14.5% increase in sales in 2005 over 2004. Also, legal, auditing, insurance and investor relations expenses, driven primarily by the costs of being a public company, increased by $686,000 for the year ended December 31, 2005 as compared to the prior year. These costs were incurred for a full year in 2005 as compared to only seven months during 2004 as we became a public entity in late May 2004. Also contributing to the increase was an increase in marketing and branding expenses by approximately $291,000 for the year ended December 31, 2005 as compared to the prior year as we have introduced the following new brands since the acquisition of Small World Toys in May 2004; Small World Living™, Active Edge®, Active Edge Extreme®, IQ Baby The Softer Side®, Neurosmith® and Imagiix™. The write off of $348,000 of barter credits also contributed to the increase (Note 2 of the accompanying financial statements). Due to the amendments to our Credit Facility with PNC, our bank charges increased by $269,000 for the year ended December 31, 2005 as compared to the prior year. In addition, the Company incurred non-cash consulting expenses for the ended December 31, 2005 in the amount of $535,000 attributable to the issuance of 300,000 stock options granted to consultants for services valued by using the Black-Scholes option-pricing model. Only 16,000 of the options issued to the consultants were exercised, the balance expired or were terminated. The balance of the increase or $150,000 was attributable to increased travel and airfare expenses relating to the acquisition and fund raising activities in 2005 over prior year activities.

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

Also due to fluctuations in the Company’s stock price, the Company also experienced a $97,000 increase in the FMV of the warrant liability associated with the St. Cloud Capital Partners LP Bridge Notes. As a result of the July 20, 2005 amendment to the notes held by St Cloud Capital Partners LP, the FMV of the warrant liability has been reclassified to equity.

Lower commission income accounted for the $207,000 decrease in Other.

Provision for Income Tax

Income tax benefit for the year ended December 31, 2005 was $292,000, due to the benefit realized in recognizing for losses on which a valuation allowance has not been recorded.

Liquidity and Capital Resources

Operations and liquidity needs are funded primarily through cash flows from operations, as well as utilizing, when needed, borrowings under the Company’s secured credit facilities and short and long term notes. Working capital needs generally reach peak levels from August through November of each year. To gain shelf space and address the seasonality of the toy industry, the Company offers early buy programs that are volume related with extended payment terms. The Company’s historical revenue pattern is one in which the second half of the year is more significant to the Company’s overall business than the first half and, within the second half of the year, the fourth quarter is the most prominent. The trend of retailers over the past few years has been to make a higher percentage of their purchases of toy and game products within or close to the fourth quarter holiday consumer buying season, which includes Christmas. The Company expects that this trend will continue. As such, historically, the majority of cash collections for Small World Toys occur late in the fourth quarter as the extended payment terms become due from the Company’s early buy programs. As receivables are collected, the proceeds are used to repay borrowings under the Company’s Revolving Note.

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

On February 28, 2006, Small World Kids, Inc., also issued pursuant to a security agreement (the Laurus “Security Agreement”) a $2.0 million, two year Secured Non-Convertible Term Note (the “Term Note “) with Laurus. Commencing April 1, 2006 and each succeeding month after, the Company will make principal payments of $33,333 with all the balance of the unpaid principal amount due upon the maturity date of February 28, 2008. Interest is payable monthly, in arrears at a rate per annum equal to the Prime Rate (as published in The Wall Street Journal ) plus three percent (3.0%). The Term Note has no financial covenants and is collateralized by the Laurus Security Agreement.

Under cross default provisions in the Laurus Security Agreement, defaults under any of our debt obligations may cause the acceleration of the repayment of the Revolving and Term Notes. Under these provisions, a default or acceleration in any of our debt agreement may result in the default and acceleration of our debt agreements with Laurus (regardless of whether we were in compliance with the terms of the Laurus Security Agreement), providing Laurus with the right to accelerate the obligations due under their debt agreement.

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

On June 9, 2006, the Company received approximately $2.4 million from the private placement of Class A-1 Preferred Stock at $1.10 per share and binding commitments for an additional $.3 million of which $150,000 was received in September and the balance was received in November 2006. As a condition of this transaction, we converted $3 million of debt into 2,763,636 shares of the Class A-1 Convertible Preferred as follows: (i) the 24% Notes Due 2006 in principal amount of $1,000,000 with Hong Kong League Central Credit Union, PCCW Credit Union and HIT Credit Union; (ii) the $1.5 million in principal amount of the 10% Convertible Debentures due in 2008 along with accrued but unpaid interest and penalties; and (iii) the 10% Note Due 2006 - Related Party in principal amount of $500,000 in notes to various investors which included Debra Fine, the Company’s President and Chief Executive Officer who provided $175,000 of the total borrowing. We also converted the Series A Convertible Preferred Stock we issued on August 11, 2005, when we converted a $5,000,000 Bridge Note dated May 2004 held by SWT, LLC, along with accrued but unpaid dividends into 4,908,157 shares of the Class A-1 Preferred Stock. Also, as a condition of this sale, the 10% Note Due 2006 to St Cloud Capital Partners LP in the principal amount of $2.5 million was restructured as follows: the Company prepaid $50,000 of the existing note and issued to St. Cloud two new notes to replace the exiting note. The first note in the principal amount of $200,000 will be for twelve months with monthly amortization payments at a 10% interest rate; the second note will be for $2,250,000 with interest at 10% per annum with interest only payable on June 30, 2006 and September 15, 2006 and commencing September 16, 2006, payments will be interest only each month through September 15, 2008 and commencing October 15, 2008, monthly amortization payments (based on a five-year amortization) with all interest plus unpaid principal due on September 15, 2011 and the second note will be convertible into shares of the common stock of the Company at $4.00 per share.

On July 26, 2006, Laurus authorized $750,000 in excess of the maximum allowed borrowings based on a formula amount of the secured assets (the “Overadvance”) on the Revolving Note. On October 19, 2006, Laurus exercised the discretion granted to it pursuant to Section 2(a)(ii) of the Security Agreement dated February 28, 2006 with the Company to make loans to the Company in excess of the maximum amounts available to be borrowed on our revolver loans. The aggregate principal amount of the Overadvance is $1,500,000, of which amount $1,500,000 was outstanding as of December 31, 2006. The Overadvance, subject to certain restrictions, is available to the Company for a one year period. The interest applicable to the Overadvance shall be the “prime rate” published in The Wall Street Journal from time to time plus two percent (2%).

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

On January 26, 2007, the Company entered into an Omnibus Amendment No.1 with Laurus that (a) amended the Overadvance Side Letter by extended the maturity of the Overadvance of up to $1,500,000 from October 19, 2007 to February 28, 2008 and (b) increased the Concentration Limits for accounts on standard terms from 15% to 32.5%. In addition, the requirement for the listing of the Company’s shares on the NASDAQ, OTC Bulletin Board or other Principal Market and for the timely filing with the SEC of all reports required to be filed pursuant to the Exchange Act was deleted along with the requirement to file a registration statement.

As of December 31, 2006, we had approximately $155,000 of cash and unrestricted cash which compares to $524,000 at December 31, 2005. Also, as of December 31, 2006, we had approximately $1,014,000 of availability on our line of credit which includes the $1,500,000 Overadvance. This compares to $612,000 of availability on our line of credit as of December 31, 2005.

For the year ended December 31, 2006, the Company used cash for operating activities of $6,012,000 as compared to $2,760,000 for the year ended December 31, 2005. Inclusive of this increase beyond the increase in net losses and non cash charges as previously explained were the following working capital changes: (i) an increase in inventory of $442,000 in the year ended December 31, 2006, (ii) a decrease in accounts receivable of $504,000 and (iii) a decrease in prepaid expenses and other current assets of $285,000; partially offset by (iv) an increase in accounts payable of $256,000 and (v) an decrease of accrued expenses of $839,000.

Since the Company outsources manufacturing of products to Asia, the Company has historically low requirements for additions to property and equipment. For the year ended December 31, 2006, the Company spent approximately $19,000 in additions to capital equipment as compared to $214,000 for the comparable period in 2005.

All securities issuances were made pursuant to an exemption from the registration requirements of the Securities Act of 1933, as amended, pursuant to Regulation D promulgated thereunder.

We have incurred significant losses since our purchase of Small World Toys in May 2004. As of December 31, 2006, our accumulated deficit was $22.6 million. On June 9, 2006, the Company received approximately $2.4 million from the private placement of Class A-1 Preferred Stock at $1.10 per share and subsequently received an additional $.3 million by November 2006. In addition, on June 9, 2006, the Company converted $3.0 million of debt due in 2006 and 2008 to Class A-1 Preferred Stock, and restructured a $2.5 million note due in 2006 to $250,000 due within 12 months and the balance to begin principal amortization in October 2008. On October 19, 2006, we have received an additional $200,000 from the private placement of Class A-1 Preferred Stock at $1.10 per share. On October 19, 2006, we issued an aggregate of $330,000 in principal amount of 10% Convertible Debentures. On July 26, 2006, Laurus authorized $750,000 in excess of the maximum allowed borrowings based on a formula amount of the secured assets (the “Overadvance”) on the Revolving Note. On October 19, 2006, Laurus increased to $1,500,000 the permitted Overadvance to the Company in excess of the maximum amounts available to be borrowed on our revolver loans.

As of December 31, 2006, we had $804,000 in principal payments due during the next twelve months to Laurus, Horizon, St. Cloud and the former shareholder of Small World Toys. Of the $804,000 in principal payments due in 2007, the Company is not permitted by Laurus to pay the $152,000 in principal payments due to St. Cloud in 2007 while any amounts are outstanding on the $1,500,000 overadvance. We may not be able to generate sufficient cash flow from operations to meet our debt and operational obligations. If we are unable to generate sufficient cash flow, we would be required to seek additional financing or restructure our debt obligations. There can be no assurance that we will be able to obtain additional financing or restructure our debt obligations or that if we were to be successful in obtaining additional financing or restructure our debt obligations, it would be on favorable terms. Failure to obtain additional financing or restructuring our debt obligations may cause us to default on these debt obligations. In addition, under cross default provisions in the Laurus Security Agreement, defaults under any of our debt obligations may cause the acceleration of the repayment of the Revolving and Term Notes. This raises substantial doubt about the Company’s ability to continue as a going concern for a reasonable period of time. Management has and will continue to pursue the following actions: (i) reducing operating expenses; (ii) seeking to obtain new equity; and (iii) restructuring the debt obligations.

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

On March 20, 2006, The Company entered into a Purchase Order Revolving Credit Line (“PO Credit Line”) of Five Million Dollars ($5,000,000) with Horizon Financial Services Group USA to provide financing for the acquisition of product from our overseas vendors. The term of the PO Credit Line is eighteen (18) months and provides that we may borrow up to $5,000,000 subject to certain conditions including Horizon’s approval of the applicable vendors. A financing fee equal to Four and One Half Percent (4.50%) of the gross amount or face value of each Horizon financing instrument will be charged for the first forty-five (45) day period or part thereof that the financing instrument remains outstanding. An additional fee of fifty basis points (.50%) for each additional period of 15 days, or part thereof, during which the Horizon financing instrument remains outstanding will be charged. The PO Credit Line has no financial covenants and is collateralized by a security interest, junior in position to that of our senior lender, Laurus Master Fund, Ltd, to the assets related to the PO Credit Line transactions. Horizon and St. Cloud Capital Partners executed an inter-creditor agreement on the collateralized security interest on June 1, 2006. As of December 31, 2006, there was $46,000 outstanding under this PO Credit Line

The following tables summarize our total contractual cash obligations by year:

Payments due by period (000’s)	Total	2007	2008	2009	After 2009
Notes payables (1)	$14,167,078	$803,692	$11,035,385	$540,408	$1,787,593
Employment and consulting agreements	231,161	231,161	—	—	—
Operating leases	1,220,848	736,108	391,824	92,916	—

Total contractual cash obligations	$15,619,087	$1,770,961	$11,427,209	$633,324	$1,787,593

(1) Prior to debt issuance costs, see Note 5 of the accompanying financial statements

The Company has no other off-balance sheet arrangements as defined by Regulation S-K that have or are reasonably likely to have a current or future effect on the Company’s financial condition, revenues or expense or liquidity.

Critical Accounting Policies and Significant Estimates

Management’s discussion and analysis of our financial condition and results of operations are based upon the consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States.  The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities.  On an on-going basis, management evaluates estimates, including those related to the valuation of inventory and the allowance for uncollectible accounts receivable. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.  Actual results may differ from these estimates under different assumptions or conditions. A summary of the significant accounting policies can be found in Note 2 of the Notes to Consolidated Financial Statements. The significant accounting policies which management believes are the most critical to aid in fully understanding and evaluating our reported financial results include revenue recognition and sales allowances, inventory, accounts receivable and allowances for doubtful accounts and intangible assets.

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

At December 31, 2006, we had a net amount of $5.4 million of goodwill and purchased intangible assets on our Consolidated Balance Sheet.  As no impairment indicators were present during fiscal 2006, we believe our purchased intangible assets remains recoverable based on the discounted estimated future cash flows of the associated products and technologies.

Recent Accounting Pronouncements

In February 2007, the Financial Accounting Standards Board (“FASB”) issued Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS No. 159”), provides companies with an option to report selected financial assets and liabilities at fair value. This Statement is effective as of the beginning of an entity’s first fiscal year beginning after November 15, 2007. Early adoption is permitted as of the beginning of the previous fiscal year provided that the entity makes that choice in the first 120 days of that fiscal year and also elects to apply the provisions of Statement 157. We are currently evaluating the potential impact of the adoption of SFAS 159 on our future consolidated financial statements.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106 and 132(R)” (“SFAS 158”). SFAS 158 requires an employer that sponsors one or more single-employer defined benefit plans to (a) recognize the overfunded or underfunded status of a benefit plan in its statement of financial position, (b) recognize as a component of other comprehensive income, net of tax, the gains or losses and prior service costs or credits that arise during the period but are not recognized as components of net periodic benefit cost pursuant to SFAS No. 87, “Employers’ Accounting for Pensions,” or SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions,” (c) measure defined benefit plan assets and obligations as of the date of the employer’s fiscal year-end, and (d) disclose in the notes to financial statements additional information about certain effects on net periodic benefit cost for the next fiscal year that arise from delayed recognition of the gains or losses, prior service costs or credits, and transition asset or obligation. An employer with publicly traded equity securities is required to initially recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures as of the end of the fiscal year ending after December 15, 2006. The requirement to measure plan assets and benefit obligations as of the date of the employers fiscal year-end statement of financial position is effective for fiscal years ending after December 15, 2008. Since we do not have a Defined Benefit Plan, this did not have a material impact on the Company’s financial position, results of operations or cash flows.

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

For the year ending December 31, 2007, under current rules, pursuant to Section 404 of the Sarbanes-Oxley Act, management will be required to deliver a report that assesses the effectiveness of our internal controls over financial reporting. The SEC issued a release in December 2006, however, announcing that the Commission has extended the date by which non-accelerated filers, which we currently are, must begin to comply with the Section 404(b) requirement to provide an auditor’s attestation report on internal controls over financial reporting. The deadline for the auditor’s attestation report has been moved to the first annual report for fiscal years ending on or after December 15, 2008. The SEC is considering further postponing this date.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

Our audited Consolidated Financial Statements, including the notes thereto, appear beginning on page F-2 of this report.

ITEM 8A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our principal financial instruments are our Secured Non-Convertible Revolving Note and Secured Non-Convertible Term Note with Laurus Master Funds, Ltd. (“Laurus”) which provides for an interest rate of Prime Rate (as published in The Wall Street Journal ) plus two percent (2.0%) for the Revolving Note and Prime Rate (as published in The Wall Street Journal ) plus three percent (3.0%) for the Term Note. We are affected by market risk exposure primarily through the effect of changes in the Prime Rate on our interest rates on our obligations under the Revolving and Term Notes. At December 31, 2006, an aggregate principal amount of $10.8 million was outstanding under the Revolving and Term Notes. If the principal amounts outstanding remained at this level for an entire year and the prime rate increased or decreased, respectively, by 0.5%, we would pay or save, respectively, an additional $54,000 in interest in that year.

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

(a) Evaluation of disclosure controls and procedures: As of December 31, 2006, the end of the period covered by this report, the Company’s chief executive and the Company’s chief financial officer reviewed and evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15 and Rule 15d-15(e)), which are designed to ensure that material information the Company must disclose in the Company’s report filed or submitted under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized, and reported on a timely basis, and have concluded, based on that evaluation, that as of such date, the disclosure controls and procedures were effective to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is accumulated and communicated to the Company’s management, including its chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Although the evaluation did not detect any material weaknesses or significant deficiencies in the Company’s system of internal accounting controls over financial reporting, management identified certain potential deficiencies in its level of staffing. The Company is reviewing its staffing level to address this resource issue.

(b) Changes in internal control over financial reporting: There have been no changes in the Company’s internal control structure over that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS

The following table and text set forth the names of all directors and executive officers of our Company as of December 31, 2006. The Board of Directors is comprised of only one class. All of the directors will serve until the next annual meeting of shareholders and until their successors are elected and qualified, or until their earlier death, retirement, resignation or removal. There are no family relationships between or among the directors, executive officers or persons nominated or charged by our Company to become directors or executive officers. Executive officers serve at the discretion of the Board of Directors, and are appointed to serve until the first Board of Directors meeting following the annual meeting of shareholders. Also provided herein are brief descriptions of the business experience of each director and executive officer and an indication of directorships held by each director in other companies subject to the reporting requirements under the Federal securities laws.

The directors and executive officers of the Company are as follows:

Name	Age	Position Held with the Company
Debra Fine	43	Chairman, CEO, President and Director
Bob Rankin	54	Chief Financial Officer and Secretary
Gary Adelson (b)	51	Director
Alex Gerstenzang (a)	52	Director
Eric Manlunus (b)	38	Director
Lane Nemeth (a)	57	Director
Shelly Singhal (a)	37	Director
David Swartz (b)	62	Director

(a)	Member of the Compensation Committee
(b)	Member of the Audit Committee

Biographies of Directors and Executive Officers:

Debra Fine, Chief Executive Officer, Chairman and President

Debra Fine has served as the Chief Executive Officer, Chairman and President since May 20, 2004. Fine served as a principal at EM Ventures (Venture Capital Fund) from 2002 to 2004. Prior to joining EM Ventures, she was the President and Chief Executive Officer of three consumer product companies, Fandom Media, a “tween” products company from 2000 to 2002, President of New Media for Digital Domain, an academy award winning movie production company from 1998 to 2000 and Cloud 9 Children’s products. With over 15 years of experience in consumer products, entertainment and media, Fine has developed expertise in operations, marketing, licensing and creating growth in start-up ventures. She holds a Bachelor of Arts in Journalism and Advertising from the University of Southern California and a MBA from the Anderson School, Executive Program at University of California, Los Angeles.

Robert Rankin, Chief Financial Officer and Secretary

Robert Rankin has served as the Chief Financial Officer and Secretary since May 24, 2004. From 2002 until 2004, Mr. Rankin served as a consultant including serving as an interim CFO for a semiconductor start-up company from 2003 until joining the Company. From 1992 through 2002, Mr. Rankin held positions as Chief Financial Officer of public and private, mid-cap and start-up companies in the high technology and aerospace industries. In 2000, Rankin co-founded an application service provider software company. In 2000, while serving as the Chief Financial Officer of webcasts.com a private company, Rankin directed the sale of this software start-up for a valuation over $100 million. From 1992 through 1998 under his leadership as CFO, DeCrane Aircraft Holdings, Inc. grew from a highly leveraged, VC funded, private aerospace company with sales of $13 million in 1991 to a multinational public company with sales of almost $200 million in 1998. Rankin's background also includes senior financial management positions with B.F. Goodrich and Coltec Industries. Mr. Rankin has a Bachelor of Science in Mechanical Engineering and a Master of Science in Business, both from Carnegie-Mellon University. On March 27, 2007, Mr. Rankin announced his resignation effective April 10, 2007.

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

Alex Gerstenzang, Director

Alex Gerstenzang has been a senior executive with a big box retailer, having been with them for the last 29 years, overseeing a diverse product sales mix of approximately $12 billion since 1997. He has managed the East Coast region for Paris Boutique Corporation and subsequently founded a consulting business serving clients as diverse as prisons to the City of Portland and Georgia Pacific Corporation. He attended Dalton School, Columbia University, Pace University and New York University. He earned a Bachelor of Specialized Studies degree in finance and a Master of Business Administration.

Eric Manlunus, Director

Eric Manlunus is the Founder and Managing Director of Frontera Group, LLC, a boutique venture capital firm focused on investing in early to mid-stage emerging companies. Previously, he was also a principal of an LA-based value hedge fund from 2002 to mid-2006. Prior to Frontera, he was the founding Chairman and CEO of Sitestar; a publicly traded technology investment company focused on the consolidation of independent and privately owned Internet service providers in the rural markets of the mid-Atlantic region of the US. During his tenure, Sitestar completed seven acquisitions and became one of the largest independent ISPs in the region.  He started his career as an associate of Arthur Andersen’s retail management consulting division from 1991-1995. Eric earned an M.B.A from Pepperdine University and a B.S. in Communications from Florida International University. He is and was previously a member of the Board of Directors of Exist Global, Mobile Content Networks, Small World Kids, Brentwood Media Group, Sitestar, Sierra Madre Foods, Menu Direct and Xcel Healthcare.

Lane Nemeth, Director

Lane Nemeth has been the founder and chief executive officer of Pet Lane, a direct sales enterprise since 2003. Prior to founding Pet Lane, she was an author, speaker and consultant from 1998 to 2003. She is the founder of Discovery Toys, an educational toy company based in Livermore, California, that was acquired by Avon (NYSE:AVP) in 1997 and was with Discovery from 1978 to 1998. She has received numerous entrepreneurial awards and is a regularly featured speaker at national child development, business leadership seminars, including the Stanford Leadership Academy and the National Association of Women Business Owners. She is a member of the Women’s Executive Leadership Council. Her recent book, Discovering Another Way, Raising Brighter Children, While Having a Meaningful Career , has received national recognition. She earned a Bachelor of Arts degree from the University of Pittsburgh and a Master of Arts degree in education from Seton Hall University.

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

Code Of Ethics And Conduct

On October 15, 2004, the Board of Directors adopted a Code of Ethics and Conduct.

Audit Committee

The Company has an audit committee consisting of three independent directors David Swartz, Gary Adelson and Eric Manlunus. Our Board of Directors has determined that Mr. Swartz is an “audit committee financial expert” as that term is defined in Item 401(e) of Regulation S-B under the Exchange Act of 1934.

ITEM 11: EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

Overview of Executive Compensation Program

The following discussion and analysis describes the Company’s compensation objectives and policies as applied to the named executive officers appearing in the Summary Compensation Table.  This section is intended to provide a framework within which to understand the actual compensation awarded to, earned or held by each Executive Officer during 2006.

Compensation Objectives

The Compensation Committee of our Board of Directors has overall responsibility for the approval, evaluation and oversight of all of our compensation plans, policies and programs. The Compensation Committee believes that an effective executive compensation program should provide base annual compensation that is reasonable in relation to individual executive’s job responsibilities and reward the achievement of both annual and long-term strategic goals of our company. The Committee uses annual cash bonuses to reward an officer’s achievement of specific goals and stock options as a retention tool and as a means to align the executive’s long-term interests with those of our stockholders, with the ultimate objective of improving stockholder value. The Committee evaluates both performance and compensation to maintain our company’s ability to attract and retain excellent employees in key positions and to assure that compensation provided to key employees remains competitive relative to the compensation paid to similarly situated executives of comparable companies. To that end, the Committee believes executive compensation packages provided by us to our named executive officers should include both cash and share-based compensation.

Because of the size of our company, the small number of executive officers in our company, and our company’s financial priorities, the Committee has decided not to implement or offer any retirement plans, pension benefits or other similar plans for our executive officers. Accordingly, the components of the executive compensation consist of salary, year-end cash bonuses awarded based on the Company’s attainment of growth and profitability objectives and the Compensation Committee’s subjective assessment of each senior executive’s job performance during the past year, stock option grants to provide executives with longer-term incentives, and occasional special compensation awards (either cash or stock options) to reward extraordinary efforts or results.

The Compensation Committee also takes the company’s financial and working capital condition into account in its compensation decisions.

Role of our Chief Executive Officer in Compensation Decisions

The Compensation Committee on occasion meets with our Chief Executive Officer to obtain recommendations with respect to our compensation programs, practices and packages for executives, other employees and directors. Our Chief Executive Officer makes recommendations to the Compensation Committee on the executive compensation, but the Compensation Committee is not bound to and does not always accept the Chief Executive Officer’s recommendations.

The Compensation Committee makes all compensation decisions for the named executive officers and approves recommendations regarding equity awards to all of our employees. Decisions regarding the non-equity compensation of other executives are made by the Chief Executive Officer.

The Compensation Committee and the Chief Executive Officer annually review the performance of each named executive officer (other than the Chief Executive Officer, whose performance is reviewed only by the Committee). The conclusions reached and recommendations based on these reviews, including with respect to salary adjustments and annual award amounts, are presented to the Committee. The Committee can exercise its discretion in modifying any recommended adjustments or awards to executives.

Setting Executive Compensation

Based on the foregoing objectives, the Committee has structured the Company’s annual cash and incentive-based cash and non-cash executive compensation to motivate executives to achieve the business goals set by the Company, to reward the executives for achieving such goals, and to retain the executives. The Committee has not employed outside compensation consultants to assist it in executive compensation matters.

There is no pre-established policy or target for the allocation between either cash and non-cash incentive compensation.

2006 Executive Compensation Components

For 2006, the principal components of compensation for the named executive officers were: base salary; performance-based cash compensation; and long-term equity incentive compensation.

Base Salary

The Company provides named executive officers and other employees with base salary to compensate them for services rendered during the fiscal year. Base salary ranges for the named executive officers are determined for each executive based on his or her position and responsibility. During its review of base salaries for executives, the Committee primarily considers: the negotiated terms of each executive employment agreement; internal review of the executive’s compensation, both individually and relative to other executive officers; and individual performance of the executive. Salary levels are typically considered annually as part of the company’s performance review process, as well as upon a change in job responsibility. Merit-based increases to salaries are based on the Compensation Committee’s assessment of the individual’s performance and the financial condition of the Company. The contracts for both Ms. Fine and Mr. Rankin provide that on each and every anniversary of the employment agreement effective date, the executive’s annual base salary shall be increased by the increase in the consumer price index for the Los Angeles metropolitan statistical area over what it was during the preceding one-year period.

Performance-Based Cash Compensation

The Compensation Committee has not established an incentive cash compensation program with fixed performance targets except under our employment contract with Ms. Fine. Per Ms. Fine’s contract, she may receive an annual bonus, as determined and awarded by the Board of Directors from time to time in its sole discretion, but not less than an amount equal to 5% of earning before interest and taxes if such amount for any year is in excess of $1,000,000; 4% if such amount for any year is in excess of $2,000,000; and 3% if such amount is over $3,000,000.

Due to the losses incurred and financial condition of the Company, no performance compensation was awarded to the named Executives except for the Mr. Bennett who earned a special cash bonus of $60,000 in recognition of his role in increasing our penetration into the mass channel.

Long-Term Equity Incentive Compensation

As indicated above, the Committee also aims to encourage the company’s executive officers to focus on long-term company performance by allocating to them stock options that vest over a period of several years. In 2006, the Committee did not grant any stock options to the named executives.

Retirement Plans, Perquisites And Other Personal Benefits

We currently have no retirement plan for the named executive officers or other employees. Retirement benefits to employees are currently provided through our 401(k) plan. In addition, we do not provide any of our executive officers with any perquisites or other personal benefits. We do not have in effect any change of control provisions for payment to any executive officer in the event of a change in control of Small World Kids except that our 2004 Stock Compensation Plan provides that all unvested options held by our employees, including the named executive officers, immediately vest upon a change of control.

Ownership Guidelines

The Committee has no requirement that each named executive officer maintain a minimum ownership interest in our company. Our long-term incentive compensation consists of the grant of stock options to our named executive officers. The stock option program assists the company to: establish the link between the creation of stockholder value and long-term executive incentive compensation; provide an opportunity for increased equity ownership by executives; function as a retention tool because of the vesting features included in all options granted by the Committee; and maintain competitive levels of total compensation.

We normally grant stock options to new executive officers when they join our company based upon their position with us and their relevant prior experience. The options granted by the Compensation Committee generally vest quarterly over the first three years of the ten-year option term. Vesting rights generally cease upon termination of employment and exercise rights cease three months after termination of employment. Prior to the exercise of an option, the holder has no rights as a stockholder with respect to the shares subject to such option, including voting rights and the right to receive dividends or dividend equivalents. In addition to the initial option grants, our compensation committee may grant additional options to retain our executives and reward, or provide incentive for, the achievement of corporate goals and strong individual performance. We expect that we will continue to provide new employees with initial option grants in the future to provide long-term compensation incentives and will continue to rely on performance-based and retention grants to provide additional incentives for current employees. Additionally, in the future, the Compensation Committee may consider awarding additional or alternative forms of equity incentives, such as grants of restricted stock, restricted stock units and other performance-based awards.

It is our policy to award stock options at an exercise price equal to the closing price of our common stock on the date of the grant. The Compensation Committee has never granted options with an exercise price that is less than the closing price of our common stock on the grant date, nor has it granted options which are priced on a date other than the grant date. For purposes of determining the exercise price of stock options, the grant date is deemed to be the date on which the Compensation Committee approves the stock option grant.

Tax and Accounting Implications

Deductibility of Executive Compensation

As part of its role, the Compensation Committee reviews and considers the deductibility of executive compensation under Section 162(m) of the Internal Revenue Code, which provides that corporations may not deduct compensation of more than $1,000,000 that is paid to certain individuals. We believe that compensation paid to our executive officers generally is fully deductible for federal income tax purposes.

Accounting for Share-Based Compensation

Beginning on January 1, 2006, the company began accounting for share-based compensation in accordance with the requirements of FASB Statement 123(R). This accounting treatment has not significantly affected our compensation decisions.

Compensation Committee

No member of our Compensation Committee participates in any of our employee compensation programs, and our Board has determined that none of our Compensation Committee members has any material business relationship with us. The members of the Compensation Committee are: Lane Nemeth; Alex Gerstenzang and Shelly Singhal and are considered independent.

Summary Compensation Table

The following table presents summary information concerning all compensation paid or accrued by us for services rendered in all capacities during 2006 by Debra Fine and Robert Rankin, who are the only individuals who served as our principal executive and financial officers, respectively during the year ended December 31, 2006, and our two other most highly compensated executive officers who were serving as executive officers as of December 31, 2006. Also listed is our former Chief Operating Officer, Mr. Nelson who resigned on March 27, 2006 but continued to receive his monthly salary until the end of his employment contract on September 22, 2006. No other executive officer earned over $100,000 in 2006.

	Annual Compensation			All Other
Name and
Principal Position	Year	Salary	Bonus	Compensation

Debra Fine,
Chairman, Chief Executive Officer and President (1)	2006	$275,424	—	18,000

John Matise(2)
Chief Operating Officer	2006	$146,392	—	41,330

John Nelson(3)
Formerly, Chief Operating Officer	2006	$124,231	—	—

Robert Rankin(4)
Chief Financial Officer and Secretary	2006	$196,329	—	—

Howard Bennett,
Executive Vice President, Sales	2006	$148,005	$60,000	—

(1) Ms. Fine was paid $250,000 in 2006 with the balance accrued that relates to the contractual CPI increase for 2005 and 2006 provided for in her contract. Per Ms.Fine’s employment contract she is entitled to car allowance however, this has not been paid since she her employment date, but was accrued in 2006 and included in Other Compensation.

(2) Mr. Matise was the Chief Operating Officer was from March 27, 2006 to December 31, 2006. Prior to joining the Company on March 27, 2006, Mr. Matise served as a Director and Consultant and whose 2006 Consulting and Director fees are included in Other Compensation.

(3) Mr. Nelson was the Chief Operating Officer prior to resigning on March 27, 2006.

(4) Mr. Rankin was paid $190,000 in 2006 with the balance accrued that relates to the contractual CPI increase for 2006 provided for in his contract. On March 27, 2007, Mr. Rankin announced his resignation effective April 10, 2007.

2006 Option Grants of Plan-Based Awards

No options were granted during the fiscal year ended December 31, 2006 to any of the Named Executive Officers.

2004 Stock Compensation Plan

The purpose of our 2004 Stock Compensation Plan (the “Plan”) is to promote our success and enhance our value by linking the personal interests of our employees, officers, consultants, advisors and directors to those of our stockholders, and by providing our employees, officers, consultants and directors with an incentive for outstanding performance. We adopted the Plan on September 22, 2004 under which 780,000 shares of common stock are available for issuance with respect to awards granted to our officers, directors, management and other employees. On January 25, 2005, the Board approved an amendment to the Plan to increase the number of shares of common stock reserved for issuance by an additional 600,000 shares of common stock bringing the total number of shares of common stock reserved for issuance under the Plan to 1,380,000. As of December 31, 2006, options to purchase 722,000 shares of common stock have been issued and are outstanding under the Plan.

The Plan authorizes the granting of awards to our employees, officers, consultants and directors and to employees, officers, consultants and directors of our subsidiaries. The following awards are available under the Plan:

•	Incentive stock options to purchase shares of common stock;

•	stock appreciation rights;

•	restricted stock; and

•	performance shares.

The aggregate Fair Market Value (determined at the time an ISO is granted) of the Common Stock covered by ISOs exercisable for the first time by an employee during any calendar year (under all plans of the Company) may not exceed $100,000.

Administration

The Plan is administered by the Compensation Committee of our Board of Directors. The Compensation Committee has the power, authority and discretion to make awards, to set administrative rules, guidelines and practices relating to the Plan as it shall deem advisable from time to time, and to interpret the provisions of the Plan. In determining the persons to whom awards shall be made, the number of shares to be covered by each award and the terms thereof (including the restriction, if any, which shall apply to the Common Stock subject to an award), the Committee shall take into account the duties of the respective persons, their present and potential contributions to the success of the Company and such other factors as the Committee, in its discretion, shall deem relevant in connection with accomplishing the purposes of the Plan.

Awards

Stock Options. The Compensation Committee is authorized to grant both incentive stock options. The terms of any incentive stock option must meet the requirements of Section 422 of the Internal Revenue Code. The exercise price of an option is equal to the closing price of our common stock on the date of the grant, and no option may have a term of more than 10 years from the grant date.

Stock Appreciation Rights. The Compensation Committee may grant stock appreciation rights to participants. Upon the exercise of a stock appreciation right, the participant has the right to receive the excess, if any, of (1) the fair market value of one share of common stock on the date of exercise, over (2) the grant price of the stock appreciation right as determined by the Compensation Committee, which will not be less than the fair market value of one share of common stock on the date of grant.

Restricted Stock. The Compensation Committee may grant Restricted Stock Awards entitling recipients to acquire shares of Stock, subject to the right of the Company to repurchase all or part of such shares at their purchase price (or to require forfeiture of such shares if purchased at no cost) from the recipient in the event that conditions specified by the Board in the applicable award are not satisfied prior to the end of the applicable Restricted Period or Restricted Periods established by the Board for such award. Conditions for repurchase (or forfeiture) may be based on continuing employment or service or achievement of pre-established performance or other goals and objectives. Shares of Restricted Stock may not be sold, assigned, transferred, pledged or otherwise encumbered, except as permitted by the Board during the applicable Restricted Period.

Performance Shares. The Compensation Committee may grant performance shares entitling recipients to acquire shares of Stock upon the attainment of specified performance goals or on such terms and conditions as may be selected by the Compensation Committee. The Compensation Committee may make Performance Share Awards independent of or in connection with the granting of any other Award under the Plan. The Committee in its sole discretion shall determine the performance goals applicable under each such Award, the periods during which performance is to be measured, and all other limitations and conditions applicable to the awarded Performance Shares.

Limitations on Transfer; Beneficiaries. Awards under the Plan may not be sold, pledged, assigned or transferred in any manner other than by will or by the laws of intestate succession, and may be exercised during the lifetime of Optionee only by Optionee.

Acceleration Upon Change in Control. In the event that the Company or the division, subsidiary or other affiliated entity for which a Participant performs services is sold, merged, consolidated, reorganized or liquidated, all unvested options immediately vest.

Other Adjustments. In the event that the Company or the division, subsidiary or other affiliated entity for which a Participant performs services is sold, merged, consolidated, reorganized or liquidated, the Board may take any one or more of the following actions as to outstanding Awards: (i) provide that such Awards shall be assumed, or substantially equivalent Awards shall be substituted, by the acquiring or succeeding corporation (or an affiliate thereof) on such terms as the Board determines to be appropriate, (ii) upon written notice to Participants, provide that all unexercised Options or SARs shall terminate immediately prior to the consummation of such transaction unless exercised by the Participant within a specified period following the date of such notice, (iii) in the event of a sale or similar transaction under the terms of which holders of the Common Stock of the Company receive a payment for each share surrendered in the transaction (the “Sales Price”), make or provide for a payment to each Option and/or SAR holder equal to the amount by which (A) the Sales Price times the number of shares of Common Stock subject to Participant’s outstanding, vested Options or SARs exceeds (B) the aggregate exercise price of all such outstanding, vested Options or SARs, in exchange for the termination of such Options or SARs, (iv) or make such other adjustments, if any, as the Board determines to be necessary or advisable to provide each Participant with a benefit substantially similar to that to which the Participant would have been entitled had such event not occurred.

Termination and Amendment. The Board may amend, modify or terminate any outstanding Award, including substituting therefor another Award of the same or a different type, changing the date of exercise or realization and converting an Incentive Stock Option to a Nonstatutory Stock Option, provided that the Participant’s consent to such action shall be required unless the Board determines that the action, taking into account any related action, would not materially and adversely affect the Participant.

Holdings of Previously Awarded Equity

Equity awards held as of December 31, 2006 by each of our named executive officers were issued under our 2004 Stock Incentive Plan. The following table sets forth outstanding equity awards held by our named executive officers as of December 31, 2006:

2006 Outstanding Equity Awards at Fiscal Year-End

Option Awards

Name	No. of Shares Underlying Options		Option Exercise Price ($)	Option Exercise Date
	Exercisable	Unexercisable
Debra Fine	227,500	32,500	2.50	May 20, 2014
John Matise(1)	4,000	0	4.00	January 25, 2015
John Nelson(2)	0	0	—	—
Bob Rankin(3)	52,000	0	3.80	May 24, 2014
Howard Bennett	42,500	12,500	4.80	September 22, 2014

(1) Mr. Matise was the Chief Operating Officer was from March 27, 2006 to December 31, 2006. Prior to joining the Company on March 27, 2006, Mr. Matise served as a Director and Consultant.
(2) Mr. Nelson was the Chief Operating Officer prior to resigning on March 27, 2006.
(3) On March 27, 2007, Mr. Rankin announced his resignation as Chief Financial Officer effective April 10, 2007.

2006 Option Exercises

None of our named executive officers exercised any stock options in 2006.

Employment Agreements

We entered into an employment agreement with Debra Fine, our Chairman, CEO and President on May 20, 2004 for a three-year term, which may continue upon the mutual agreement of the parties thereto except the employment relationship will be on an “at will” basis. The employment agreement provides compensation of a base salary of $250,000 per annum, an annual bonus, as determined and awarded by the Board from time to time in its sole discretion, but not less than an amount equal to 5% of EBIT, meaning earnings before interest and taxes, if such amount for any year is in excess of $1,000,000; 4% if such amount for any year is in excess of $2,000,000; and 3% if such amount is over $3,000,000, and 2,600,000 stock options at the exercise price of $.25 per share of which 650,000 vested immediately and the balance vesting on a quarterly basis in equal amounts of 162,500 shares each over the course of her agreement. The contract also provides that on each and every anniversary of the effective date of the employment agreement, the executive’s annual base salary shall be increased by the increase in the consumer price index for the Los Angeles metropolitan statistical area over what it was during the preceding one-year period. The employment agreement also provides that during each year of the Term, the Company shall, at its cost, furnish the executive with the full time use of a then-current year model Lexus automobile and automobile liability insurance coverage on such automobile. The employment agreement provides that in the event that Ms. Fine is terminated prior to the end of the initial three (3) year term, other than for cause, we will pay her salary for the remainder of the three (3) year term without any deduction or offset for any compensation earned or received from any other sources. In addition, we will pay any earned, but unpaid, bonus for the prior year, any unused vacation or other time-off benefits and any unpaid reimbursable business expenses incurred through the last day of her services. For an additional one (1) year after the termination, we shall continue benefits, at our expense. All unvested portion(s) of the options granted to her pursuant to her employment agreement shall vest and immediately become exercisable upon the effective date of such termination.

We entered into an employment agreement with John Matise, our Chief Operating Officer on March 27, 2006 for a two-year term, which may continue upon the mutual agreement of the parties thereto except the employment relationship will be on an “at will” basis. On October 19, 2006, Mr. Matise announced that he was reducing his involvement with the company to a part-time basis (approximately 25%) through the end of the year and then will leave the Company.  His employment contract with the Company terminated on December 31, 2006.

We entered into an employment agreement with Robert Rankin, our Chief Financial Officer on May 24, 2004 for a two-year term, which may continue upon the mutual agreement of the parties thereto except the employment relationship will be on an “at will” basis. On April 6, 2006, the employment agreement was amended to extend the term to terminate on May 24, 2007. The employment agreement provides compensation of a base salary of $190,000 per annum, an annual bonus, as determined and awarded by the Board from time to time in its sole discretion and 520,000 stock options at the exercise price of $.38 per share of which 130,000 vested immediately and the balance vesting on a quarterly basis in equal amounts of 48,750 shares each over the course of his agreement. The contract also provides that on each and every anniversary of the effective date of the employment agreement, the executive’s annual base salary shall be increased by the increase in the consumer price index for the Los Angeles metropolitan statistical area over what it was during the preceding one-year period. The employment agreement provides that in the event that Mr. Rankin is terminated prior to the end of the term, other than for cause, we will pay his salary for an additional six months without any deduction or offset for any compensation earned or received from any other sources. In addition, we will pay any earned, but unpaid, bonus for the prior year, any unused vacation or other time-off benefits and any unpaid reimbursable business expenses incurred through the last day of his services. For an additional six months, we shall continue benefits, at our expense. All unvested portion(s) of the options granted to him pursuant to his employment agreement shall expire and be null and void upon the effective date of his termination.

2006 Director Compensation

The following table sets forth certain information concerning the compensation earned in 2006 by our non-employee directors who served in 2006

Name	Fees Earned in Cash ($)	Option Awards (3) ($)	Total ($)

Gary Adelson	15,000	39,557	54,557
Alex Gerstenzang	13,500	39,557	53,057
Eric Manlunus	4,000	39,557	43,557
Lane Nemeth	7,500	39,557	47,057
Shelly Singhal	0	39,557	39,557
David Swartz	23,000	39,557	62,557
Robert Lautz (1)	10,500	39,557	50,057
John Matise (2)	5,500	—	5,500

(1) Mr. Lautz was a Director from January 1, 2006 to October 27, 2006 when he resigned.

(2) Mr. Matise was a Director from January 1, 2006 to July 18, 2006 when he resigned.

(3) We adopted the fair value recognition provisions of SFAS No. 123(R) effective January 1, 2006. Under the SFAS No. 123(R), we recorded compensation expense in our financial statements as of and for the year ended December 31, 2006 with respect to the awards included in this table. See Note 3 of the accompanying financial statements.

  Prior to October 2006, the Directors who are not employees received $1,500 for each meeting attended, $1,000 for each committee meeting attended and 40,000 stock options per year. Further, the chairman of the audit committee receives an additional $5,000 annually. On October 19, 2006, the Board changed the compensation for attending meetings to
$1,500 for each meeting attended in person or telephonically that lasts over one hour, $500 for each meeting attended telephonically that lasts less than one hour, $1,000 for each committee meeting attended in person or telephonically that lasts over one hour and $500 for each committee meeting attended telephonically that lasts less than one hour.

Compensation Committee Interlocks and Insider Participation

The compensation committee is composed entirely of directors who are not our current or former employees, each of who meets the applicable definition of “independent” in the current rules of the under the listing standards of SEC rules and regulations. The compensation committee is responsible for establishing and administering our executive compensation policies. Our compensation committee does not have any interlocks with other companies.

Compensation Committee Report

The compensation committee has reviewed and discussed with the Company’s management the Compensation Discussion & Analysis contained in this annual report on Form 10-K. Based on these discussions, and the committee’s review of the Compensation Discussion & Analysis contained in this annual report, the compensation committee recommended to the Board of Directors the inclusion of the Compensation Discussion & Analysis in the Company’s annual report on Form 10-K for the year ended December 31, 2006.

Compensation Committee
Alex Gerstenzang
Lane Nemeth
Shelly Singhal

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of April 9, 2007 certain information regarding beneficial ownership of our common stock by (i) each person or entity who is known by us to own beneficially more than 5% of the outstanding shares of common stock, (ii) each of our directors, (iii) each of the Named Executive Officers, and (iv) all directors and executive officers as a group. As of April 9, 2007, there were 5,410,575 shares of our common stock issued and outstanding. In computing the number and percentage of shares beneficially owned by a person, shares of common stock that a person has a right to acquire within sixty (60) days of April 9, 2007, pursuant to options, warrants or other rights are counted as outstanding, while these shares are not counted as outstanding for computing the percentage ownership of any other person. Unless otherwise indicated, the address for each shareholder listed in the following table is c/o Small World Kids, Inc., 5711 Buckingham Parkway, Culver City, California 90230. This table is based upon information supplied by directors, officers and principal shareholders and reports filed with the Securities and Exchange Commission.

Name and Address of Beneficial Owner	Shares of Common Stock Beneficially Owned	Percentage of Total Common Stock (1)
Directors and Officers
Debra L. Fine (2)	2,429,379	39.7%
Robert Rankin (3)	52,000	*
Gary Adelson (4)	44,000	*
Alex Gerstenzang (5)	44,000	*
Eric Manlunus (6)	604,952	10.2%
Lane Nemeth (7)	44,000	*
Shelly Singhal (8)	1,922,660	33.8%
David Swartz (9)	44,000	*
Total Directors and Officers as a Group	5,184,991	72.3%
5% Beneficial Owners
Bushido Capital Master Fund (10)	1,758,243	24.5%
C.E. Unterberg, Towbin Capital Partners 1, L.P. (11)	554,545	9.3%
David Marshall, Inc. (12)	1,146,718	21.2%
Sid Marshall, Inc. (13)	391,818	7.0%
Frontera Group, LLC (14)	564,952	9.6%
Gamma Opportunity Capital Partners LP Class A (15)	765,485	12.4%
Gamma Opportunity Capital Partners LP Class C (16)	765,485	12.4%
HIT Credit Union (17)	290,909	5.1%
Hong Kong Credit Union (18)	788,636	12.7%
Laurus Master Fund, Ltd (19)	1,036,000	16.1%
St. Cloud Capital Partners, LP (20)	762,500	12.5%
SWT, LLC (21)	5,112,239	48.6%
SWT Investments, LLC (22)	1,297,673	24.0%
Trinad Capital Master Fund Ltd (23)	454,545	7.7%

* Less than 1%

(1)  Based on 5,410,575 shares outstanding as of April 9,2007.

(2)  Debra Fine is the Chief Executive Officer, and President of the Company. Her shares are held indirectly by the Fine Family Trust of which she is the Co-Trustee which is the owner of 1,721,543 shares of our common stock, 3,063 shares underlying warrants, 227,500 shares underlying stock options that may be exercisable within 60 days of April 9,2007 and 477,273 shares issuable upon conversion of the Series Class A-1 Preferred Stock. Does not include the shares issuable upon conversion of the Series Class A-1 Preferred Stock and underlying warrants owned by SWT, LLC of which The Fine Family Trust is a member.

(3)  Robert Rankin is the Chief Financial Officer and Secretary. Consists of 52,000 shares underlying stock options that may be exercisable within 60 days of the date of April 9,2007.

(4)  Gary Adelson is a director of the Company. Consists of 44,000 shares underlying stock options, which are exercisable within 60 days of April 9,2007.

 (5)  Alex Gerstenzang is a director of the Company. Consists of 44,000 shares underlying stock options, which are exercisable within 60 days of April 9,2007.

(6)  Eric Manlunus is a director of the Company and Managing Director of Frontera Group, LLC, which is the beneficial owner of 64,077 shares of our common stock, 875 shares underlying warrants and 500,000 shares issuable upon conversion of the Series Class A-1 Preferred Stock. Does not include the shares issuable upon conversion of the Series Class A-1 Preferred Stock and underlying warrants owned by SWT, LLC of which Frontera Group is a member. Includes 40,000 shares underlying stock options, which are exercisable within 60 days of April 9,2007.

(7) Lane Nemeth is a director of the Company. Consists of 44,000 shares underlying stock options, which are exercisable within 60 days of April 9,2007.

(8)  Shelly Singhal is a director of the Company. Of the shares beneficially owned by Mr. Singhal, 1,297,673 common shares are owned by SWT Investments, LLC, a Delaware limited liability company, of which Mr. Singhal owns 100%; 193,678 shares are owned by SBI Holdings of which he is a managing director and consists of 93,678 common shares and 237,500 shares underlying warrants; 249,809 common shares are owned by Curried Clover LLC in which he has beneficial ownership; and 44,000 shares underlying stock options which are exercisable within 60 days of April 9,2007.The address for Mr. Singhal is 610 Newport Center Drive, Suite 1205 Newport Beach, CA  92660. Does not include the shares issuable upon conversion of the Series A-1 Preferred Stock and underlying warrants owned by SWT, LLC of which SWT Investments, LLC is a member.

(9)  David Swartz is a director of the Company. Consists of 44,000 shares underlying stock options, which are exercisable within 60 days of April 9,2007.

(10)  Consists of 830,970 shares underlying warrants and 927,273 shares issuable upon conversion of the Series Class A-1 Preferred Stock. The address for Bushido Capital Partners, Ltd is 275 Seventh Ave., Suite 2000, New York, NY 10001.

(11)  Consists of 454,545 shares issuable upon conversion of the Series Class A-1 Preferred Stock and 100,000 shares underlying warrants. The address for C.E. Unterberg, Towbin Capital Partners 1, L.P. is 350 Madison Ave., New York, NY 10017.

(12)  Consists of 1,146,718 shares of our common stock held by David Marshall, Inc. which is beneficially owned by David Marshall, an investor. The address for David Marshall, Inc. is 9229 Sunset Boulevard, Suite 505 Los Angeles, CA 90009. Does not include the shares issuable upon conversion of the Series Class A-1 Preferred Stock and underlying warrants held by SWT, LLC of which David Marshall, Inc. is a member.

(13)  Consists of 206,500 common shares and 3,500 shares issuable upon exercise of warrants and 181,818 shares issuable upon conversion of the Series Class A-1 Preferred Stock and is beneficially owned by David Marshall’s father, Sid Marshall. The address for Sid Marshall is 9229 Sunset Boulevard, Suite 505 Los Angeles, CA 90009.

(14)  Frontera Group, LLC which Eric Manlunus is the Managing Director and is a director of the Company. Consists of 64,077 shares of our common stock, 875 shares underlying warrants and 500,000 shares issuable upon conversion of the Series Class A-1 Preferred Stock. Does not include the shares issuable upon conversion of the Series Class A-1 Preferred Stock and underlying warrants owned by SWT, LLC of which Frontera Group is a member. The address for Frontera Group, LLC is 15303 Ventura Boulevard, Suite 1510, Sherman Oaks, CA 91403.

(15)  Consists of 415,485 shares underlying warrants and 350,000 shares issuable upon conversion of the Series Class A-1 Preferred Stock. The address for Gamma Opportunity Capital Partners LP Class A is 1967 Longwood Lake Mary Road, Longwood, Fla 32750.

(16)  Consists of 415,485 shares underlying warrants and 350,000 shares issuable upon conversion of the Series Class A-1 Preferred Stock. The address for Gamma Opportunity Capital Partners LP Class C is 1967 Longwood Lake Mary Road, Longwood, Fla 32750.

(17)  Consists of 290,909 shares issuable upon conversion of the Series Class A-1 Preferred Stock. The address for HIT Credit Union is 610 Newport Center Drive, Suite 1205, Newport Beach, CA 92660.

(18)  Consists of 513,636 shares issuable upon conversion of the Series Class A-1 Preferred Stock and 275,000 shares issuable upon conversion of the $300,000 convertible note. The address for Hong Kong League Credit Union is 610 Newport Center Drive, Suite 1205, Newport Beach, CA 92660.

(19)  Consists of 1,036,000 shares underlying warrant. The address for Laurus Master Fund, Ltd is 825 Third Ave., 14 th Floor, New York, NY 10022.

(20)  Consists of 81,250 shares of our common stock, 118,750 shares underlying warrants and 562,500 shares issuable upon conversion of the $2,225,000 convertible note.. The address of St. Cloud is 10866 Wilshire Boulevard, Suite 1450, Los Angeles, CA 90024.

(21)  Consists of 204,082 shares underlying warrants and 4,908,157 shares issuable upon conversion of the Series Class A-1 Preferred Stock. Members of SWT, LLC include Russell Fine and Debra Fine as trustees of the Fine Family Trust, SWT Investments, LLC, which is 100% owned by Shelly Singhal who is a director of the Company, and David Marshall; Inc.. Glenhaven Corporation manages SWT, LLC, and is owned by David Marshall. The address for SWT,LLC is 9229 Sunset Boulevard, Suite 505, Los Angeles, California 90069.

(22)  SWT Investments, LLC, which is 100% owned by Shelly Singhal who is a director of the Company. Consists of 1,297,673 shares of our common stock. Does not include the shares issuable upon conversion of the Series Class A-1 Preferred Stock and underlying warrants owned by SWT, LLC of which SWT Investments, LLC is a member. The address for SWT Investments, LLC is 610 Newport Center,Suite 1205,Newport Beach, CA 92660.

(23)  Consists of 454,545 shares issuable upon conversion of the Series Class A-1 Preferred Stock. The address for Trinad Capital Master Fund Ltd is 2121 Avenue of the Stars, Suite 1650, Los Angeles, CA 90067.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS

This section describes the transactions since January 1, 2005 to which we or any of our subsidiaries were or are to be a party in which the amount exceeds $60,000 and in which any director, officer, or person known by us to be the beneficial owners of 5% or more of our common stock (or any family member of the foregoing).

On June 9, 2006, the Note due 2006 in the principal amount of $2,500,000 to St. Cloud Capital Partners LP, of which Robert Lautz, who was a director of the Company at the time of the restructure, is a Managing Director, was restructured as a condition of the sale of Class A-1 Convertible Preferred Stock on June 9, 2006 as follows: the Company prepaid $50,000 of the existing note and issued to St. Cloud two new notes to replace the exiting note: the first note in the principal amount of $200,000 will be for twelve months with monthly amortization payments at a 10% interest rate; the second note will be for $2,250,000 with interest at 10% per annum with interest only payable on June 30, 2006 and September 15, 2006, and, commencing September 16, 2006, payments will be interest only each month through September 15, 2008, and commencing October 15, 2008, monthly amortization payments (based on a five-year amortization) with all interest plus unpaid principal due on September 15, 2011. The second note will be convertible into shares of the common stock of the Company at $4.00 per share. The original loan of $2,000,000 to St. Cloud was made on September 15, 2004. On July 20, 2005, St. Cloud agreed to advance an additional $500,000 for an aggregate loan of $2.5 million. On November 11, 2005, we entered into a second amendment with St. Cloud pursuant to which we issued to St. Cloud a new promissory note replacing the existing note to St. Cloud in the principal amount of $2,500,000 and extended the maturity date of the loan to September 15, 2006.  Pursuant to the terms of the note agreement with St. Cloud, during the period that notes are outstanding, Mr. Lautz will be appointed to the Company’s Board of Directors. On October 27, 2006, Mr. Lautz resigned as a Director from the Company’s Board. In addition, as long as St. Cloud owns in excess of 300,000 shares, a designee of St. Cloud reasonably acceptable to us is entitled to an observer seat on the Board of Directors.

On June 9, 2006, the 24% Notes issued to Hong Kong League Central Credit Union, PCCW Credit Union and HIT Credit Union (collectively the “Lenders”) and due 2006 in the principal amount of $1,000,000 were converted into 909,091 shares of Class A-1 Convertible Preferred Stock. The Notes were issued as follows: (i) On April 28, 2005 we had entered into Term Credit Agreements (“Credit Agreements”) with Hong Kong League Central Credit Union and PCCW Credit Union for unsecured loans totaling $750,000 due on or before August 31, 2005; and (ii) On June 10, 2005 we entered into additional Credit Agreements with Hong Kong League Central Credit Union and HIT Credit Union for unsecured loans totaling $250,000 due on or before September 30, 2005. Effective August 31, 2005, the maturity dates of all outstanding unsecured loans with the Lenders were extended to the earlier of the closing of a financing transaction with net proceeds of at least $20 million or March 1, 2006. In consideration for this extension, we issued a four-year warrant to purchase up to 100,000 shares of the common stock exercisable at $5.00 per share to SBI Advisors, LLC, of which Shelly Singhal, one of our directors, is Chairman and Chief Executive Officer. On February 28, 2006, the maturity dates of all outstanding unsecured loans with the Lenders were extended to the earlier of the closing of a financing transaction with net proceeds of at least $20 million or August 11, 2006.

On June 9, 2006, the 10% Notes due 2006 in the principal amount of $500,000 were converted into 454,546 shares of Class A-1 Convertible Preferred Stock. On August 11, 2005, we had issued an aggregate of $500,000 in notes to various accredited investors including Russell Fine and Debra Fine ( our President and Chief Executive Officer) , as trustees of the Fine Family Trust , who provided $175,000 of the total borrowing. The notes had a maturity of one year from the date of execution with interest payable monthly in arrears at a rate of 10% per annum and were secured by certain assets including receivables, inventory, equipment and other assets.

On June 9, 2006, the 2,500,000 shares of Class A Convertible Preferred Stock owned by SWT, LLC in the amount of $5,000,000 along with $398,973 in accrued dividends were converted into 4,908,157 shares of Class A-1 Convertible Preferred Stock a s a condition of the sale of Class A-1 Convertible Preferred Stock on June 9, 2006. On August 11, 2005, we had converted the $5 million Bridge Note dated May 21, 2004 issued to SWT, LLC, into 10% Class A Convertible Preferred Stock. The Class A Preferred stock was convertible at the option of the holder into the common stock at an initial fixed conversion price of $4.00 subject to adjustment based on the terms of future financings should they occur and accrued a quarterly dividend at a rate of 10% per annum and was payable in cash or a combination of 50% cash and 50% common stock at our option. In connection with the conversion of the $5 million Bridge Note, we issued on August 11, 2005, a three-year immediately exercisable warrant to purchase up to 204,082 shares of the common stock exercisable at $4.90 per share. Each of Russell Fine and Debra Fine (our President and Chief Executive Officer) as trustees of the Fine Family Trust, SWT Investments, LLC, which is wholly owned by Shelly Singhal, a director of the Company, and David Marshall; Inc. are members of SWT, LLC. Glenhaven Corporation manages SWT, LLC, and is owned by David Marshall who is the beneficially owner of more than 20% of our common stock.

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

Since February 2006, Russell Fine, the spouse of Debra Fine (our President and Chief Executive Officer), has been providing operational and system consulting services on a month to month basis for $11,000 per month.

Since September 2006, the Company has retained Kershaw Mackie & Company to provide management consulting services to the Company at a weekly consulting charge of $4,000 per week. After 45 days, the weekly charge decreased to $3,000 for 90 days and thereafter the weekly charge will be $2,000 until the consulting services are terminated. On October 19, 2006, the Company issued an aggregate of $27,500 in principal amount of 10% Convertible Debentures to Kershaw Mackie & Company. In consideration for the Convertible Debenture, the Company issued warrants to purchase an aggregate of 12,500 shares at an exercise price of $1.10 per share to Kershaw Mackie & Company.

Since July 2006, the Company has been using the services of Vintage Filings, LLC to provide EDGAR filing services for the filing for our SEC filing requirments. On October 19, 2006, the Company sold in a private placement 90,909 shares of its Class A-1 Convertible Preferred Stock for $100,000 to Vintage Filings, LLC.

All related party transactions have been and will continue to be approved by the majority of our directors who do not have an interest in the transactions being approved.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees: The aggregate fees billed for the year ended December 31, 2006 for professional services rendered by the Stonefield Josephson, Inc. (“Stonefield”) for the audit of our annual financial statements and the quarterly review of financial statements for the Quarters ended March 31, 2006, June 30, 2006 and September 30, 2006 was $246,000 as compared to $113,000 for the aggregate fees billed for the year ended December 31, 2005 for professional services rendered by the Stonefield for the audit of our annual financial statements and the quarterly review of financial statements for the Quarters ended March 31, 2005, June 30, 2005 and September 30, 2005

Tax Fees: The aggregate fees billed for the years ended December 31, 2006 and 2005 for professional services rendered by the Grant Thornton LLP for tax compliance and tax planning was approximately $41,000 and $33,000, respectively.

All Other Fees: The aggregate fees billed for the years ended December 31, 2006 and 2005 for products and services provided by Stonefield other than the services reported above was approximately $61,000 and $19,000, respectively. The Company also paid $16,000 to Grobstein Horwath and Company for a valuation of an embedded derivative.

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

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) Exhibits

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

10.28
Amendment to Promissory Note to Former Shareholder dated November 6, 2006 by and between Small World Kids, Inc. and former shareholder of Small World Toys incorporated by reference from the Form 8-K filed with the SEC on November 9, 2006. File No. 333-68532.

10.29
Omnibus Amendment No. 1, dated as of January 26, 2007 by and between Small World Kids, Inc. and Small World Toys, Inc. and Laurus Master Fund, Ltd. incorporated by reference from the Form 8-K filed with the SEC on January 30, 2006. File No. 333-68532.

10.30
Second Amendment to Registration Rights Agreement, dated as of January 26, 2007 by and between Small World Kids, Inc. and Small World Toys, Inc. and Laurus Master Fund, Ltd. incorporated by reference from the Form 8-K filed with the SEC on January 30, 2006. File No. 333-68532.

10.32
Common Stock Purchase Warrant Agreement dated as of January 26, 2007 by and between Small World Kids, Inc. and Laurus Master Fund, Ltd. incorporated by reference from the Form 8-K filed with the SEC on January 30, 2006. File No. 333-68532.

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

 SIGNATURES

In accordance with the requirements of the Securities Act of 1933, the Company certifies that it has reasonable grounds to believe that it meets all of the requirements for filing this Annual Report on Form 10-K and has authorized this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized, in Culver City, State of California on April 11, 2007.

SMALL WORLD KIDS, INC.

By:	/s/ Debra Fine
Name: Debra Fine Title: Chief Executive Officer

Pursuant to the requirements of the Securities Act of 1933, this report has been signed by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Debra Fine	Chairman, Chief Executive Officer and	April 11, 2007
Debra Fine	Director (Principal Executive Officer)

/s/ Robert Rankin	Chief Financial Officer (Principal Financial	April 11, 2007
Robert Rankin	and Accounting Officer)

/s/ Gary Adelson	Director	April 11, 2007
Gary Adelson

/s/ Alex Gerstenzang	Director	April 11, 2007
Alex Gerstenzang

/s/ Eric Manlunus	Director	April 11, 2007
Eric Manlunus

/s/ Lane Nemeth	Director	April 11, 2007
Lane Nemeth

/s/ Shelly Singhal	Director	April 11, 2007
Shelly Singhal

/s/ David Swartz	Director	April 11, 2007
David Swartz

SMALL WORLD KIDS, INC.
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm	F-2

Consolidated Balance Sheets as of December 31, 2006 and December 31, 2005	F-3

Consolidated Statements of Operations for the Years Ended December 31, 2006 and 2005 and the periods May 21, 2004 to December 31, 2004 and January 1, 2004 to May 20, 2004	F-4

Consolidated Statements of Stockholders’ Equity (Deficit) for the Years Ended December 31, 2006 and 2005 and the periods May 21, 2004 to December 31, 2004 and January 1, 2004 to May 20, 2004	F-5

Consolidated Statements of Cash Flows for the Years Ended December 31, 2006 and 2005 and the periods May 21, 2004 to December 31, 2004 and January 1, 2004 to May 20, 2004	F-6

Notes to Condensed Consolidated Financial Statements	F-7

SMALL WORLD KIDS, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To: The Board of Directors and Stockholders of Small World Kids, Inc.
Culver City, California

We have audited the accompanying consolidated balance sheets of Small World Kids, Inc. and subsidiaries as of December 31, 2006 and 2005, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Small World Kids, Inc. and subsidiaries as of December 31, 2006 and 2005, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2006 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the company as a going concern. As discussed in Note 2, the Company has incurred significant net losses since its inception and has an accumulated deficit of $22,957,661, and used cash from operating activities of $6,011,955 during the year ended December 31, 2006. The company has $804,000 in principal debt obligations due in 2007, of which $152,000 in principal payments are not permitted to be paid while any amounts are outstanding of the Company’s $1,500,000 over advance. Failure to obtain additional financing or restructure the Company’s debt obligations may cause a default on these obligations, cross default obligations may cause acceleration of payments on the Company’s debt obligations. The foregoing matters raise substantial doubt about the ability of the Company to continue as a going concern. Management's plans in regard to these matters are described in Note 2 of the accompanying financial statements. These financial statements do not include any adjustments that might result from the outcome of these uncertainties.

As discussed in Note 3 to the consolidated financial statements, in 2006 the Company adopted Statement of Financial Accounting Standards No. 123 (Revised 2004), Share-Based Payments

/s/ Stonefield Josephson, Inc.
Los Angeles, California
April 10, 2007

SMALL WORLD KIDS, INC.

CONSOLIDATED BALANCE SHEETS

	December 31, 2006	December 31, 2005

ASSETS
Current assets:
Cash	$154,690	$524,418
Accounts receivable - net of allowances of $291,000 and $350,000, respectively	6,638,147	7,142,141
Inventory	4,971,776	4,529,864
Prepaid expenses and other current assets	524,931	1,056,459
Total current assets	12,289,544	13,252,882
Property and equipment, net	333,276	491,123
Goodwill	2,767,117	2,477,117
Other intangible assets, net	2,633,301	3,105,005
Debt issuance costs	2,095,101	128,954
Other assets	53,759	55,312
Total assets	$20,172,098	$19,510,393

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities:
Accounts payable	$3,947,484	$3,690,970
Accrued liabilities	1,894,190	2,153,008
Current portion of long-term debt	597,844	11,290,741
Current portion of notes payable to related parties	205,843	675,119
Warrant liability	1,446,983	688,698
Total current liabilities	8,092,344	18,498,536
Long-term debt	13,182,486	249,370
Total liabilities	21,274,830	18,747,906

Commitments and Contingencies (Note 8)

Stockholders equity (deficit):
Convertible Preferred Stock, no par, 15,000,000 Authorized:
12,000,000 shares of 6% Class A-1 Authorized and 10,312,703 Issued and Outstanding and 5,000,000 shares of 10% Class A Authorized and 2,500,000 Issued and Outstanding, respectively	10,972,381	4,992,080
Common Stock, $.001 par value:
Authorized - 100,000,000 shares Outstanding - 5,410,575 shares and 5,410,575 shares, respectively	5,411	5,411
Additional paid-in capital	10,500,475	5,786,596
(Accumulated deficit)	(22,580,999)	(10,021,600)
Total stockholders’ equity (deficit)	(1,102,732)	762,487
Total liabilities and stockholders’ equity (deficit)	$20,172,098	$19,510,393

See Accompanying Notes to Consolidated Financial Statements.

SMALL WORLD KIDS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Successor			Predecessor
	Year Ended December 31, 2006	Year Ended December 31, 2005	May 21 - December 31, 2004	January 1 - May 20, 2004

Net Sales	$28,331,394	$33,755,929	$19,156,388	$10,336,500

Cost of sales	17,561,159	20,619,047	11,610,502	5,780,780

Gross profit	10,770,235	13,136,882	7,545,886	4,555,720

Operating expenses:

Selling, general and administrative	13,406,900	14,793,258	7,821,961	4,341,565
Research and development	1,742,937	1,972,343	800,331	373,034
Amortization of intangibles	471,703	452,252	190,372	—
Total operating expenses	15,621,540	17,217,853	8,812,664	4,714,599

Loss from operations	(4,851,305)	(4,080,971)	(1,266,778)	(158,879)

Other income (expense):
Interest expense	(4,234,070)	(3,521,012)	(927,499)	(61,475)
Debt discount upon conversion of notes	(1,077,034)	—	—	—
Warrant repricing and adjustment	(1,628,440)	—	—	—
Warrant valuation adjustment	1,556,879	291,113	114,916	—
Other	218,272	247,870	372,680	81,850
Total other income (expense)	(5,164,393)	(2,982,029)	(439,903)	20,375)

Loss before income taxes	(10,015,698)	(7,063,000)	(1,706,681)	(138,504)

Provision (benefit from) for income taxes	—	(292,419)	(623,695)	(3,643)

Net loss	(10,015,698)	(6,770,581)	(1,082,986)	(134,861)

Non-cash preferred stock dividend	(2,543,701)	(2,168,033)	—	—

Net loss attributable to common shareholder	$(12,559,399)	$(8,938,614)	$(1,082,986)	$(134,861)

Loss per share:
Basic & diluted	$(2.32)	$(1.67)	$(0.21)	$(13.49)

Weighted average number of shares:
Basic & diluted	5,410,575	5,363,961	5,277,986	10,000

See Accompanying Notes to Consolidated Financial Statements.

SMALL WORLD KIDS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS EQUITY

	Preferred		Common Stock
	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Retained Earnings	Total

Balance at January 1, 2004 (Predecessor)	—	—	10,000	10,000	—	3,403,127	3,413,127
Sale of predecessor company	—	—	(10,000)	(10,000)	—	(3,268,266)	(3,278,266)
Net income (loss)	—	—	—	—	—	(134,861)	(134,861)

Balance at May 20, 2004	—	—	—	—	—	—	—

Contributed capital	—	—	—	—	11,821	—	11,821
Issuance of common shares in recapitalization	—	—	5,247,075	5,247	(5,247)	—	—
Issuance of common shares in debt transaction	—	—	65,000	65	—	—	65
Net income (loss)	—	—	—	—	—	(1,082,986)	(1,082,986)

Balance at December 31, 2004	—	—	5,312,075	5,312	6,574	(1,082,986)	(1,071,100)

Issuance of Series A Convertible Preferred Stock	250,000	4,992,080	—	—	—	—	4,992,080
Net issuances under stock plans		—	16,000	16	79,984	—	80,000
Stock compensation	—	—	—	—	535,213	—	535,213
Common stock issuance related to acquisitions	—	—	50,000	50	244,950	—	245,000
Common stock and warrants issued in connection with debt financing	—	—	32,500	33	219,817	—	219,850
Beneficial conversion feature related to issuance of Convertible Debentures	—	—	—	—	1,335,025	—	1,335,025
Warrants issued in connection with extension of notes payable	—	—	—	—	556,958	—	556,958
Non-cash dividend related to warrants issued and the beneficial conversion feature related to the issuance of convertible preferred stock					2,168,033	(2,168,033)	—
Reclassification of warrant liability	—	—	—	—	509,185	—	509,185
Reclassification of stock liability	—	—	—	—	324,350	—	324,350
Accrued dividends on convertible preferred stock	—	—	—	—	(193,494)	—	—
Net income (loss)	—	—	—	—	—	(6,770,581)	(6,770,581)

Balance at December 31, 2005	250,000	$4,992,080	5,410,575	$5,411	$5,786,595	$(10,021,600)	$762,486

Stock compensation					547,107		547,107
Accrued dividends on Class A convertible preferred stock					(205,480)		(205,480)
Accrued dividends on Class A-1 convertible preferred stock					(374,602)		(374,602)
Non-cash dividend related to the beneficial conversion feature related to the issuance of convertible preferred stock					2,543,701	(2,543,701)
Conversion of Class A convertible preferred	(250,000)	(4,992,080)					(4,992,080)
Issuance of Class A-1 convertible preferred	2,640,909	2,837,481					2,837,481
Conversion of debt and Class A into Class A-1 convertible preferred	7,671,794	8,438,973					8,438,973
Warrants issued in connection with issuance of Class A-1 preferred		(304,073)			304,073
Reclassification of warrant liability					270,641		270,641
Repriced and additional warrants issued related to convertible debenture					1,628,440		1,628,440
Net loss						(10,015,698)	(10,015,698)
Balance at December 31, 2006	10,312,703	$10,972,381	5,410,575	$5,411	$10,500,475	$(22,580,999)	$(1,102,732)

See Accompanying Notes to Consolidated Financial Statements.

SMALL WORLD KIDS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Successor			Predecessor
	Year Ended December 31, 2006	Year Ended December 31, 2005	May 21 - December 31, 2004	January 1 - May 20, 2004
Cash flows from operating activities:
Net loss	$(10,015,698)	$(6,770,581)	$(1,082,986)	$(134,861)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	176,706	228,219	111,685	62,325
Amortization of intangibles	471,704	452,252	190,372	—
Non-cash compensation expense	547,107	535,213	—	—
Non-cash interest expense	2,585,880	1,524,216	214,397
Non-cash debt discount upon conversion of notes	1,077,034	—	—	—
Non-cash warrant repricing and adjustment	1,628,440	—	—	—
Change in fair value of warrant liability	(1,556,878)	(291,112)	(114,916)	—
Changes in operating assets and liabilities in:
Receivables	503,994	(136,377)	1,224,770	(3,507,170)
Inventories	(441,912)	(2,058,308)	353,777	1,445,781
Prepaid expenses and other assets	285,027	676,605	(651,144)	182,695
Accounts payable	256,514	1,882,333	1,012,666	(2,052,019)
Accrued liabilities	(838,900)	1,145,314	(22,530)	(56,155)
Other	(690,973)	51,813	(759,832)	66,584
Net cash used in operating activities	(6,011,955)	(2,760,413)	476,259	(3,992,820)

Cash flows from investing activities:
Purchases of property and equipment	(18,859)	(214,283)	(134,005)	(81,372)
Acquisitions of businesses, net of cash acquired	—	(133,429)	(6,386,432)
Net cash used in investing activities	(18,859)	(347,712)	(6,520,437)	(81,372)

Cash flows from financing activities:
Short-term debt borrowings (payments), net of expenses	(11,704,543)	625,379	1,129,262	4,200,000
Long-term debt borrowings (payments), net of expenses	11,427,092	1,492,080	8,200,000	—
Payments to former shareholder	(345,837)	(350,000)	(1,500,000)	(76,393)
Proceeds from equity stock issuances	2,837,481	80,000	—	—
Conversion of debt into Class A-1	3,446,893	—	—	—
Net cash provided by financing (used for) activities	5,661,086	1,847,459	7,829,262	4,123,607

Net increase (decrease) in cash	(369,728)	(1,260,666)	1,785,084	49,415
Cash - beginning of period	524,418	1,785,084	—	24,202
Cash - end of period	$154,690	$524,418	$1,785,084	$73,617

Supplemental cash flow information:
Cash payments for interest	$1,404,768	$1,557,753	$488,323	$70,462

Non-cash investing and financing activities:
Fair value of warrant issuances related to debt financing (Note 6)	$2,585,804	—	—	—
Non-cash dividend associated with the in-the-money conversion feature of convertible preferred stock issuance (Note 7)	$2,554,682	$2,168,033	—	—
Fair value of stock granted for acquisition	—	$245,000	—	—

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

As of December 31, 2006, we had $804,000 in principal payments due during the next twelve months to Laurus, Horizon, St. Cloud and the former shareholder of Small World Toys. Of the $804,000 in principal payments due in 2007, the Company is not permitted by Laurus to pay the $152,000 in principal payments due to St. Cloud in 2007 while any amounts are outstanding on the $1,500,000 overadvance. We may not be able to generate sufficient cash flow from operations to meet our debt and operational obligations. If we are unable to generate sufficient cash flow, we would be required to seek additional financing or restructure our debt obligations. There can be no assurance that we will be able to obtain additional financing or restructuring our debt obligations or that, if we were to be successful in obtaining additional financing or restructure our debt obligations, it would be on favorable terms. Failure to obtain additional financing or restructuring our debt obligations may cause us to default on these debt obligations. In addition, under cross default provisions in the Laurus Security Agreement, defaults under our debt obligations may cause the acceleration of the repayment of the Revolving and Term Notes. This raises substantial doubt about the Company’s ability to continue as a going concern for a reasonable period of time. Management has and will continue to pursue the following actions: (i) reducing operating expenses; (ii) seeking to obtain new equity; and (iii) restructuring the debt obligations.

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

Segments of an Enterprise and Related Information

The Company follows SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information.” SFAS No. 131 requires that a public business enterprise report financial and descriptive information about its reportable operating segments on the basis that is used internally for evaluating segment performance and deciding how to allocate resources to segments. We sell developmental toys including over 800 toy products for the baby to approximately 7 years old including blocks, balls, sorters, regular and bilingual puzzles, doll houses and castles with accessories, wooden appliances with bakery, utensil and realistic food replication, dolls and outdoor sports equipment and activities. We have one segment which meets the quantitative thresholds for reportable segments. Our international sales accounted for approximately $1,037,000 or 3.7% and $1,097,000 or 3.2 % of our net sales in 2006 and 2005, respectively

Revenue Recognition

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

Advertising Costs

All advertising costs are expensed as incurred and charged to operations within Selling, General and Administrative expenses. Such costs were $176,000, $137,000 and $129,000 for the years ended December 31 2006, December 31, 2005 and December 31 2004, respectively.

Shipping and Handling

All shipping and handling costs related to sales to customers are expensed as incurred and charged to Selling, General and Administrative expenses. These expenses were $2.6 million and $3.1 million for the years ended December 31 2006 and December 31 2005, respectively. We typically charge customers for freight out, except those vendors who qualify under the dating promotional programs, for orders over $1,000 or under fixed terms.

Barter Transaction

In fiscal year 2004, the Company exchanged $351,000 of excess inventory for advertising, travel and other barter credits valued by the barter provider at the cost of inventory. The Company recorded the barter credits as a prepaid expense at the $351,000 market value of the inventory exchanged. Additionally, in accordance with Emerging Issues Task Force No. 99-17, “Accounting for Advertising Barter Transactions,” the Company accounted for this transaction as a sale, recording revenue and cost of sales of $351,000 leaving no net impact to income. The Company did not use any credits in 2005 and only $3,000 of barter credits for travel in 2004. Since there were no assurances that the company would utilize these credits before they expired at the end of 2006, the Company determined that the realizability of the credits could not be assured and therefore wrote off the credits in 2005.

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

Cash and Cash Equivalents, Short and Long-Term Investments

For purposes of cash flows, the Company considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents, those with original maturities not greater than three months and current maturities less than twelve months from the balance sheet date are considered short-term investments, and those with maturities greater than twelve months from the balance sheet date are considered long-term investments. The Company maintains bank accounts with balances which, at times, may exceed federally insured limits. The Company has not experienced any losses on such accounts. The Company believes it is not exposed to any significant risk on bank deposit accounts. As of December 31, 2006, the Company had cash balances of $155,000, of which individual bank accounts over $100,000 were not insured by the FDIC.

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

	Year Ended December 31
	2006	2005
Trade Receivables	$6,929,389	$7,492,141
Less: Allowances for doubtful accounts	(291,242)	(350,000)
Accounts receivable, net	$6,638,147	$7,142,141

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

Property and equipment consist of the following:

	December 31, 2006	December 31, 2005
Computer equipment	$334,295	$324,436
Mold cost	246,706	246,706
Warehouse equipment	93,249	93,249
Furniture and fixtures	78,930	69,930
Leasehold improvements	67,207	96,706
	820,387	831,027
Less: accumulated depreciation and amortization	(487,111)	(339,904)
Property and equipment, net	$333,276	$491,123

Depreciation expense for the years ended December 31, 2006 and 2005 was approximately $177,000 and $228,000 respectively.

Intangible Assets

We evaluate long-lived assets whenever events or changes in business circumstances or our planned use of assets indicate that their carrying amounts may not be fully recoverable or that their useful lives are no longer appropriate.  Reviews are performed to determine whether the carrying values of assets are impaired based on comparison to either the fair value in the case of goodwill or to the undiscounted expected future cash flows for all other long-lived assetsand amortizable intangible assets.  If the comparison indicates that impairment exists, the impaired asset is written down to its fair value.  Significant management judgment is required in the forecast of future operating results that are used in the preparation of expected discounted and undiscounted cash flows.

In accordance with SFAS 142, goodwill shall be at a minimum, tested for impairment annually. The first of the impairment tests consists of a comparison of the total fair value of the Company based upon the closing stock price and the Company’s net assets on the date of the test. If the fair value is in excess of the net assets, there is no indication of impairment and no need to perform the second tier impairment test. The Company performed this test as of the end of the Second Quarter, the second year mark of the purchase of Small World Toys which resulted in the recording of the goodwill carried on the Company’s books. As the market value of the Company significantly exceeded the net assets of the Company, there is no indication of impairment and no adjustment was required to be made.

All other intangible assets are to be tested for impairment when a triggering event has occurred. In accordance with SFAS 142, the Company reviewed for impairment the fair value of the intangible assets acquired from Imagiix in June 2005. In 2006, the Company shipped approximately $331,000 in Imagiix products and approximately met the projections used for the valuation of the assets acquired. As such, there is no indication of impairment and no adjustment was required to be made.

The Company also performed an impairment test as of September 2006 for the fair value of the assets acquired from Neurosmith LLC in September 2004. The Company sold $1.1 million and $1.2 million in Neurosmith products in 2006 and 2005, respectively. These sales approximately meet the projections used for the valuation of the assets acquired. As such, there is no indication of impairment and no adjustment was required to be made.

Components of the Company’s identifiable amortizable intangible assets are as follows (in thousands):

	December 31, 2006			December 31, 2005
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Trade names	$2,092,839	$520,270	$1,572,569	$2,092,839	$314,025	$1,778,814
Customer lists	1,155,685	299,974	855,711	1,155,685	152,854	1,002,831
Purchased technology	320,971	147,083	173,888	320,971	82,912	238,059
Non-compete agreement	162,549	131,416	31,133	162,549	77,248	85,301
Total	$3,732,044	$1,098,743	$2,633,301	$3,732,044	$627,039	$3,105,005

Amortization expense of intangible assets for the years ended December 31, 2006 and 2005 was approximately $472,000 and $452,000 respectively. Estimated amortization expense for the next five succeeding fiscal years and all years thereafter are as follows:

Estimated Amortization Expense
2007	$449,000
2008	418,000
2009	399,000
2010	353,000
2011	353,000
Thereafter	661,000
Total	$2,633,000

At December 31, 2006, the weighted average amoritization period remaining for the intangible assets was 6.6 years.

Prepaid expenses and other current assets

Prepaid expenses and other current assets include prepaid material, insurance, marketing and other prepaid expenses and miscellaneous items as follows:

	December 31, 2006	December 31, 2005
Design and packaging expenses	$—	$395,709
Prepaid material purchases	92,937	—
Prepaid insurance	106,537	157,331
Prepaid marketing fees	218,050	77,161
Miscellaneous prepaid expenses and other current assets	107,407	426,258
Total	$524,931	$1,056,459

Major Vendors

During the year ended December 31, 2006, our top ten suppliers accounted for 74.1 % of the total product purchases. The top two suppliers accounted for 20.9% and 10% of total purchases, respectively. Our tools and dies are located at the facilities of our third-party manufacturers.

During the year ended December 31, 2005, our top ten suppliers accounted for 64.7% of the total product purchases. The top two suppliers accounted for 11% and 9% of total purchases, respectively.

Recent Accounting Pronouncements

In February 2007, the Financial Accounting Standards Board (“FASB”) issued Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS No. 159”), provides companies with an option to report selected financial assets and liabilities at fair value. This Statement is effective as of the beginning of an entity’s first fiscal year beginning after November 15, 2007. Early adoption is permitted as of the beginning of the previous fiscal year provided that the entity makes that choice in the first 120 days of that fiscal year and also elects to apply the provisions of Statement 157. We are currently evaluating the potential impact of the adoption of SFAS 159 on our future consolidated financial statements.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106 and 132(R)” (“SFAS 158”). SFAS 158 requires an employer that sponsors one or more single-employer defined benefit plans to (a) recognize the overfunded or underfunded status of a benefit plan in its statement of financial position, (b) recognize as a component of other comprehensive income, net of tax, the gains or losses and prior service costs or credits that arise during the period but are not recognized as components of net periodic benefit cost pursuant to SFAS No. 87, “Employers’ Accounting for Pensions,” or SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions,” (c) measure defined benefit plan assets and obligations as of the date of the employer’s fiscal year-end, and (d) disclose in the notes to financial statements additional information about certain effects on net periodic benefit cost for the next fiscal year that arise from delayed recognition of the gains or losses, prior service costs or credits, and transition asset or obligation. An employer with publicly traded equity securities is required to initially recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures as of the end of the fiscal year ending after December 15, 2006. The requirement to measure plan assets and benefit obligations as of the date of the employers fiscal year-end statement of financial position is effective for fiscal years ending after December 15, 2008. The Company is assessing the impact the adoption will have, but since we do not have a Defined Benefit Plan, we do not believe it will have a material impact on the Company’s financial position, results of operations or cash flows.

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

For the year ending December 31, 2007, under current rules, pursuant to Section 404 of the Sarbanes-Oxley Act, management will be required to deliver a report that assesses the effectiveness of our internal controls over financial reporting. The SEC issued a release in December 2006, however, announcing that the Commission has extended the date by which non-accelerated filers, which we currently are, must begin to comply with the Section 404(b) requirement to provide an auditor’s attestation report on internal controls over financial reporting. The deadline for the auditor’s attestation report has been moved to the first annual report for fiscal years ending on or after December 15, 2008. The SEC is considering further postponing this date.

NOTE 3        STOCK BASED COMPENSATION

The Company’s 2004 Stock Compensation Plan (“Plan”) provides for grants of options up to 780,000 shares of common stock, and was amended on January 25, 2005 to provide grants of options up to 1,380,000. Pursuant to the Plan, the Company may grant options to any directors, officers, employees and independent contractors of the Company or of any subsidiary of the Company. Stock options are granted at, or above, the fair market value of our stock. As of December 31, 2006, there were 658,000 options available for grant.

The following table summarizes the activity of stock options under the Plan:

	2006		2005		2004
	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
Shares at beginning of the year	654,166	$3.84	657,000	3.81	0	0
Granted	350,000	1.34	398,000	5.00	657,000	3.81
Exercised	0	0	(16,000)	5.00	0	0
Expired	0	0	0	0	0	0
Canceled	(282,166)	4.34	(384,834)	4.66	0	0
Shares outstanding at end of year	722,000	$2.43	654,166	3.84	657,000	3.81
Exercisable shares at end of year	609,915	$2.42	397,865	3.72	186,656	3.35
Unvested shares at end of year	112,085	$2.48	256,301	4.02	470,344	4.00

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

The Company adopted SFAS 123R using the modified prospective transition method, which requires the application of the accounting standard as of January 1, 2006, the first day of the Company’s fiscal year 2006. The Company’s financial statements as of and for the year ended December 31, 2006 reflect the impact of SFAS 123R. In accordance with the modified prospective transition method, the Company’s financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123R.

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

There were 350,000 options granted during the year ended December 31, 2006 of which 280,000 were granted to the Directors and vested immediately. The fair value of the Company’s options granted during the year ended December 31, 2006 was estimated at the grant date using the Black-Scholes option pricing model with the following the weighted average assumptions:

Year ended December 31, 2006
Expected life (in years)	6.5
Expected volatility	91.9%
Risk-free interest rate	5.1%
Expected dividend	—

In accordance with SFAS 123R stock-based compensation expense recognized in the statements of operations for the year ended December 31, 2006 is based on awards ultimately expected to vest. Based on historical experiences, the Company expects 10% per year forfeitures of its prior option grants and therefore the compensation expense has been reduced for estimated forfeitures. SFAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. In the Company’s pro forma information required under SFAS 123 for the periods prior to fiscal 2006, the Company adjusted the expected forfeitures for actual as they occurred.

Stock-based compensation expense recognized under SFAS 123R for the year ended December 31, 2006, was approximately $547,000. There were 350,000 options granted during the year ended December 31, 2006. The weighted average fair value of options granted during the year ended December 31, 2006 was $1.34 with an aggregate total value of $469,000. As of December 31, 2006, $257,000 of unrecognized compensation costs related to non-vested stock options are expected to be recognized over the following 31 months. Since the Company adopted SFAS 123R as of January 1, 2006, there was no stock-based compensation expense related to employee stock options recognized during the year ended December 31, 2005.

Prior to the adoption of SFAS 123R, the Company accounted for stock-based awards to employees and directors using the intrinsic value method in accordance with APB 25 as allowed under Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (“SFAS 123”). Under the intrinsic value method, no stock-based compensation expense had been recognized in the Company’s statement of operations for the year ended December 31, 2005.

The following pro forma net loss and loss per share information is presented as if the Company accounted for stock-based compensation awarded using the fair value recognition provisions of SFAS 123 for the year ended December 31, 2005:

Year Ended December 31, 2005
Net loss attributable to Common Shareholder as reported	$(8,938,614)
Deduct: Stock-based employee compensation expense determined under the fair value method for all awards, Net of related tax effects	(264,441)
Pro forma net loss	$(9,203,055)
Basic and diluted net loss per share:
As reported	$(1.67)
Pro forma	$(1. 72)

During the year ended December 31, 2005, the Company granted 48,000 options, respectively at an exercise price equal to the fair market value of our stock at the time of the grant.

The Company also granted 50,000 stock options to a consultant in the first quarter of 2005. These options vest quarterly over a three year period beginning in the second quarter ended June 30, 2005. Any unexercised options expire three months after the completion or termination of the consulting agreement. The value of the options was determined using the Black-Scholes option-pricing model and was recorded as non-cash compensation expense during the service period of the consulting agreement. The consulting agreement was terminated June 30, 2006. No options were exercised and the options expired on September 30, 2006. The Company recorded compensation expense of $11,000 and $48,000 related to these options for the year ended December 31, 2006 and 2005, respectively.

NOTE 4 INCOME TAXES

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

The provision (benefit) for income taxes for the years ended December 31, 2006 and 2005

	Year Ended December 31, 2006	Year Ended December 31, 2005
Current
State	$1,600	$459
Federal	0	0
	1,600	459

Deferred
State	(820,020)	(600,573)
Federal	(2,531,121)	(2,094,989)
	(3,351,141)	(2,695,563)
Change in Valuation Allowance	3,351,141	2,402,685

Total	$1,600	$(623,695)

The reconciliation of income tax provision computed at federal statutory rates to income tax expense is as follows

Tax at federal statutory rates	34.0%	35.0%
State taxes	5.2%	5.8%
Goodwill amortization	0.0%	0.0%
Meals and Entertainment	-0.1%	-0.1%
Penalties	0.0%	0.0%
Change in valuation allowance	-32.2%	-35.5%
Other	-7.1%	-1.0%

Total	-0.02%	4.3%

Net deferred tax assets at December 31, 2006 and 2005 are as follows:

Current

Allowance for returns and doubtful accounts	$125,455	$150,096
Accrued expenses	314,894	0
Inventory	216,320	264,511
Contributions Carryover	3,568	4,409
State tax	(47,569)	183,841

	$612,669	$602,857

Noncurrent

Basis difference in fixed assets	$3,776	$(216
Mark-to-market adjustment on warrants	0	(174,124)
Intangibles assets	(788,075)	(933,251)
Net operating loss carryforwards	5,872,636	3,043,823
Stock-based compensation	486,896	0
State tax	(415,045)	(136,404)
	$5,160,188	1,799,828

Gross deferred tax asset/(liability)	$5,772,856	$2,402,685

Valuation allowance	$(5,772,856)	$(2,402,685)

Net deferred tax asset/(liability)	$0	$0

The Company has loss carryforwards of approximately $13,498,000 and $6,220,765 for the years ended December 31, 2006 and 2005, respectively, from continuing operations, which may be used to offset future United States federal taxes, which begin to expire in 2024 and state income taxes, which begin to expire in 2014.

NOTE 5 LONG-TERM DEBT

Components of long-term debt are as follows (net of discounts):

	December 31, 2006	December 31, 2005
Secured Non-Convertible Revolving Note	$9,069,947	$8,115,641
Secured Non-Convertible Term Note	1,700,000	—
Purchase Order Revolving Credit Note	45,936	—
10% Bridge Notes Due 2006 (less discounts of $762,576 on December 31, 2005)	—	1,737,424
10% Bridge Note Due 2011	2,250,000	—
10% Bridge Note Due 2007	151,908	—
10% Notes Due 2008 (less discounts of $180,900 on December 31, 2006)	149,100	—
10% Note Due 2009 - Former shareholder (related party)	619,282	675,119
24% Notes Due 2006 (less discounts of $0 on December 31, 2005)	—	1,000,000
10% Convertible Debentures Due 2008 (less discounts of $1,250,630 on December 31, 2005)	—	249,370
10% Note Due 2006 - Related party (less discounts of $62,324 on December 31, 2005)	—	437,676
	13,986,173	12,215,230
Less: current portion	(803,687)	(11,965,860)
	$13,182,486	$249,370

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

The Company also has a $2.0 million, two year Secured Non-Convertible Term Note (the “Term Note “) with Laurus. Commencing April 1, 2006 and each succeeding month after, the Company will make principal payments of $33,333 with all the balance of the unpaid principal amount due upon the maturity date of February 28, 2008. Interest is payable monthly, in arrears at a rate per annum equal to the Prime Rate (as published in The Wall Street Journal ) plus three percent (3.0%). The Term Note has no financial covenants and is collateralized by the Laurus Security Agreement.

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

It has been determined that the default interest rate is in effect liquidated damages, and therefore, in accordance with EITF 00-19, the Company determined that the maximum liquidated damages exceeds the difference between the fair value of a registered share of common stock and unregistered share of common stock on the date of the transaction and therefore the value of the Warrant has been recorded as a liability subject to marked-to-market revaluation at each period end. The decrease in the fair value of the warrant liability associated with Laurus from the date of issuance of February 28, 2006 to December 31, 2006 was $1,139,000 and is a result of the decrease in the trading value of our stock during this period.

In connection with the Security Agreement, the Company paid broker and management fees of $833,000 and was recorded as an asset as debt issuance costs to be amortized over the life of the loan.

On July 26, 2006, Laurus authorized $750,000 in excess of the maximum allowed borrowings based on a formula amount of the secured assets (the “Overadvance”) on the Revolving Note. On October 19, 2006, Laurus exercised the discretion granted to it pursuant to Section 2(a)(ii) of the Security Agreement dated February 28, 2006 with the Company to make loans to the Company in excess of the maximum amounts available to be borrowed on our revolver loans. The aggregate principal amount of the Overadvance is $1,500,000, of which amount $486,000 was outstanding as of December 31, 2006. The Overadvance, subject to certain restrictions, is available to the Company for a one year period. The interest applicable to the Overadvance shall be the “prime rate” published in The Wall Street Journal from time to time plus two percent (2%).

The Company had $1,014,000 of availability on the Revolving Note as of December 31, 2006 including $1,014,000 from the overadvance.

On January 26, 2007, the Company entered into an Omnibus Amendment No.1 with Laurus that (a) amended the Overadvance Side Letter by extended the maturity of the Overadvance of up to $1,500,000 from October 19, 2007 to February 28, 2008 and (b) increased the Concentration Limits for accounts on standard terms from 15% to 32.5%. In addition, the requirement for the listing of the Company’s shares on the NASDAQ, OTC Bulletin Board or other Principal Market and for the timely filing with the SEC of all reports required to be filed pursuant to the Exchange Act was deleted.

On January 26, 2007, the Company also entered into the Second Amendment with Laurus, to the Registration Rights Statement dated February 28, 2006, that deleted the requirement to file a Registration Statement and no penalties were owed. In accordance with EITF 00-19, the value of the Warrant issued to Laurus on February 28, 2006 was subject to marked-to-market revaluation at each period end since this Warrant was subject to registration rights requiring the Company to register the underlying shares with the SEC within 60 days of the issuance of the Warrant.. Any change in fair value from the date of issuance to the date the underlying shares are registered was included in other (expense) income. With the Second Amendment with Laurus, to the Registration Rights Statement dated February 28, 2006, that deleted the requirement to file a Registration Statement, the warrant liability is reclassified from a liability to equity. The change in fair value from December 31, 2006 to January 26, 2007 of $362,000 will be included in other income in January 2007. With the termination of the requirement to file a Registration Statement, the value of the warrants on the January 26, 2007 of $1,085,000 will be reclassified from a liability to equity.

On January 26, 2007, the Company issued a warrant to purchase an aggregate of 685,185 shares at an exercise price of $.01 per share to Laurus. The warrant was issued in connection with the extension of the maturity of the Overadvance to February 28, 2008 and the increase of the Concentration Limits on standard terms from 15% to 32.5%. This warrant has a relative fair value of $711,000 calculated using the Black Scholes option pricing model with the following assumptions:

Expected life (in years)	10
Expected volatility	1.18%
Risk-free interest rate	4.88%
Expected dividend	—

The Company has determined the issuance of the warrant in connection with Omnibus Amendment No.1 and the Second Amendment to the Registration Rights has resulted in a substantial modification resulting in the net present value between the original Revolving Note and the amended Revolving Note to be greater than 10%, and in accordance with EITF Issue 96-19, Debtor’s Accounting for a Modification or Exchange of Debt, the amendments were accounted for as an extinguishment of debt and the relative fair value of the warrant will be expensed.

Purchase Order Financing Facility

On March 20, 2006, The Company entered into a Purchase Order Revolving Credit Line (“PO Credit Line”) of Five Million Dollars ($5,000,000) with Horizon Financial Services Group USA to provide financing for the acquisition of product from our overseas vendors. The term of the PO Credit Line is eighteen (18) months and provides that we may borrow up to $5,000,000 subject to certain conditions including Horizon’s approval of the applicable vendors. A financing fee equal to Four and One Half Percent (4.50%) of the gross amount or face value of each Horizon financing instrument will be charged for the first forty-five (45) day period or part thereof that the financing instrument remains outstanding. An additional fee of fifty basis points (.50%) for each additional period of 15 days, or part thereof, during which the Horizon financing instrument remains outstanding will be charged. The PO Credit Line has no financial covenants and is collateralized by a security interest, junior in position to that of our senior lender, Laurus Master Fund, Ltd, to the assets related to the PO Credit Line transactions. As of December 31, 2006, $46,000 were due under this facility.

10% Bridge Notes - St Cloud Capital Partners LP

On September 15, 2004, we entered into a Note Purchase Agreement with St. Cloud Capital Partners L.P. (“St. Cloud”), pursuant to which we issued to St. Cloud a 10% Convertible Promissory Note in the aggregate amount of $2,000,000, due September 15, 2005. The Company also was required to pay a closing fee of $80,000 and a management fee of $80,000 to St. Cloud. In connection with the issuance of the note, we issued St. Cloud 65,000 shares of common stock and warrants to purchase an additional 35,000 shares of common stock. The warrants are exercisable at an exercise price per share equal to $5.00 per share. The warrants expire in September 2008. The Company also granted certain registration rights whereby the Company agreed to include the common stock and warrants in a registration statement filed by the Company with the Securities and Exchange Commission (the “SEC”).

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

Per the subordination agreement signed between St Cloud and Laurus on February 28, 2006, principal payments on either of the two notes with St Cloud are not allowed to be made while any amounts are open under the Overadvance. The aggregate principal amount of the Overadvance is $1,500,000, of which $486,000 was outstanding as of December 31, 2006.

  10% Notes Due 2008

On October 19, 2006, the Company issued an aggregate of $330,000 in principal amount of 10% Convertible Debentures (the “Debenture”) to Hong Kong League Central Credit Union and Kershaw Mackie & Company, who are also providing management consulting services to the Company, with net proceeds of $300,000. Interest is payable monthly in arrears and the Debentures mature on March 31, 2008. Per the Intercreditor and Subordination Agreement dated March 2007 between St. Cloud and Hong Kong League Central Credit Union and Kershaw Mackie & Company, no principal payments can be made on the Debenture until all notes between the Company and St. Cloud have been paid in full. The Debenture is convertible into shares of the Registrant’s Common Stock at the option of the holder at a conversion price $1.10 (subject to normal adjustments). Since the Debenture has only standard adjustment features with no reset conversion price requirements nor registration rights requirements beyond piggy-back rights, the debt is considered conventional debt under FASB 133 and EITF 00-19. As the Debenture is convertible at a price below the fair market value on the date of issuance, it is deemed to have a beneficial conversion feature with an intrinsic value of $29,000 and recorded as adebt issuance expense to be amortized over the remaining life of the loan.

In consideration for the Debenture, the Company issued Warrants (“SBI Warrants”) to purchase an aggregate of 137,500 and 12,500 shares, respectively, at an exercise price of $1.10 per share, to SBI Advisors LLC, a placement agent and which is beneficially owned by Shelly Singhal, a director of the Small World Kids , and Kershaw Mackie & Company. These warrants have a relative fair value of $150,000 calculated using the Black Scholes option pricing model with the following assumptions:

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

10% Note Due 2009 - Former shareholder

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

On November 6, 2006, the Company entered into an amendment with the former shareholder whereas the contingent earnout for 2006 was fixed at $670,000 and a three year note for $667,619 (the unpaid principal amount of the 5% Note) was issued with monthly amortization payments at a 10% interest rate. A default interest rate of 15% will be incurred on the unpaid scheduled interest and principal payments if not cured within 5 days. The Company has determined the amendment has resulted in a substantial modification resulting in the net present value between the two notes to be greater than 10%, and in accordance with EITF Issue 96-19, Debtor’s Accounting for a Modification or Exchange of Debt, the amendment was accounted for as an extinguishment of debt.

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

Accretion of Debt Discounts

For the years ended December 31, 2006 and 2005, aggregate accretion of debt discounts were $2,586,000 and $1,524,216, respectively and included in interest expense. In addition, as a result of the conversion of $3 million of debt into Class A-1 Preferred Stock on June 9, 2006, $1,077,000 in unamortized debt issuance costs related to the converted debt were recorded as a non-cash expense in June 2006.

NOTE 6: WARRANT LIABILITY

In consideration for the Revolving Note and the Term Note, the Company issued to Laurus a warrant (“Warrant”) to purchase 1,036,000 shares of common stock at a $0.001 per share exercise price. These warrants are subject to registration rights requiring the Company to register the underlying shares with the SEC within 60 days of the issuance of the warrant. The deadline to register the underlying shares has been subsequently amended to June 15, 2006. The Company filed the registration statement with the SEC on June 15, 2006 and Amendment No. 1 on October 4, 2006. As of the date of this filing, the Company was in the process of reviewing and responding to the comments received from the SEC on Amendment No.1. Per the Registration Rights Statement dated February 28, 2006, the registration statement must be declared effective within 180 days of the issuance of the warrant or Laurus may impose a default interest rate equal to two percent (2%) per month interest on the outstanding Revolving and Term Notes until the registration statement is declared effective. In accordance with EITF 00-19, the value of the warrants of $2,586,000 has been recorded as a liability subject to marked-to-market revaluation at each period end. Any change in fair value from the date of issuance to the date the underlying shares are registered will be included in other (expense) income. The change in fair value from the date of issuance to December 31, 2006 of $1,139,000 has been included in other income.

On June 9, 2006, the Company received approximately $2.4 million from the private placement of Class A-1 Preferred Stock at $1.10 per share and binding commitments for an additional $.3 million of which $150,000 was received in September and the balance was received in November 2006. As a condition of this sale, the $1.5 million in principal amount of the 10% Convertible Debentures due in 2008 along with accrued but unpaid interest and penalties were converted into 1,400,000 shares of the Class A-1 Preferred Stock. As a result of this transaction, the Company no longer has an obligation to register the underlying shares with the SEC and as such the warrant liability of $271,000 associated with the 10% Convertible Debentures due in 2008 was reclassified to equity.

On January 26, 2007, the Company entered into the Second Amendment with Laurus, to the Registration Rights Statement, that deleted the requirement to file a Registration Statement and no penalties were owed. The change in fair value from December 31, 2006 to January 26, 2007 of $362,000 will be included in other income in January 2007. With the termination of the requirement to file a Registration Statement, the value of the warrants on the January 26, 2007 of $1,085,000 will be reclassified from a liability to equity.

NOTE 7        ISSUANCE OF CLASS A-1 PREFERRED STOCK

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

The Company issued 100,000 warrants on June 9, 2006 with an exercise price of $2.00 to C.E.Unterberg, Towbin Capital Partners1, L.P. in connection with the private placement of Class A-1 Preferred Stock. The warrants have a fair value of $11,000 calculated using the Black Scholes option pricing model with the following assumptions:

Expected life (in years)	5
Expected volatility	121.7%
Risk-free interest rate	5.0%
Expected dividend	—

The fair value of the warrants was recorded as a reduction to the net proceeds from the private placement of Class A-1 Preferred Stock.

The Class A-1 Preferred has an adjustment of the conversion price upon issuance of additional equity at a price lower than the conversion which causes the Class A-1 Preferred to be treated as an unconventional preferred instrument. Upon evaluation under FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities” and EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock”, it was determined that the embedded derivative would be classified as equity and as such, the Company did not bifurcate the conversion feature. The Class A-1 Preferred Stock has a beneficial conversion feature which allows the holders to acquire Common Stock of the Company at an effective conversion price of $.25 below fair value at the date of issuance.  In accordance with EITF 98-5, Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios , the Company has determined the intrinsic value of this in-the-money conversion feature be accounted for it as a discount to the Preferred Stock.  The intrinsic value of the beneficial conversion feature was determined to be approximately $2.5 million.  As the Preferred Stock is immediately convertible, the full value of the conversion feature is deemed a dividend upon issuance and as such have been recorded directly to accumulated deficit.

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

NOTE 8: COMMITMENTS AND CONTINGENCIES

As part of the purchase for SWT Shares on May 20, 2004, the Company entered into a contingent earnout with the former shareholder of Small World Toys. The Company agreed to a two year promissory note, payable in quarterly installments commencing April 2005 with a minimum payment of $700,000 and a maximum payment of $1,500,000, if certain sales targets are achieved in 2005 and 2006. In 2005, the seller earned $673,000 based on the Company obtaining $33.7 million in net sales of which $350,000 was paid in quarterly installments in 2005 and the balance due in 2006. The 2006 earnout is based on 2% of 2006 net sales up to a maximum of $800,000. Of the 2006 earnout, a minimum quarterly payment of $87,500 will be paid with the balance earned due January 2007. On November 6, 2006, the Company entered into an amendment with the former shareholder whereas the contingent earnout for 2006 was fixed at $670,000 and a three year note for $667,619 (the unpaid principal amount of the 5% Note) was issued with monthly amortization payments at a 10% interest rate (Note 5).

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

On April 12, 2006, Ryan Yanigihara, the Company’s former Controller, filed a complaint with the Secretary of Labor alleging violation of Section 806 of the Sarbanes-Oxley Act protecting whistleblowers. The complaint is still pending investigation and a determintation before OSHA.The Board of Directors commissioned an independent investigation of the complaint which was unable to substantiate the allegations.

Additionally, the Company is subject to legal proceedings and claims which arise in the ordinary course of business. In the opinion of management, such matters are without merit and are of such kind that if disposed of unfavorably, would not have a material adverse effect on the Company’s consolidated financial position or results of operations or liquidity.

Our corporate headquarters are located at 5711 Buckingham Parkway, Culver City, California 90230, where we lease approximately 28,000 square feet and sublease approximately 17,000. This lease was amended to extend the term to February 28, 2009.  We also lease approximately 62,000 square feet of warehouse space in Carson, California. This lease was also amended to extend the term to January 31, 2008. We also leased 1,200 square feet of office space in China in the town of ChangAn, GuangDong Province but this one year lease expired in November 1, 2006 and was not renewed.   We believe these facilities and additional or alternative space available to us will be adequate to meet our needs in the near term. The aggregate future rental rates are:

Year Ending December 31, 2007	$736,000
Year Ending December 31, 2008	392,000
Year Ending December 31, 2009	93,000

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

For the years ended December 31, 2006, 2005 and 2004, there were a total of 15,468,000, 3,521,000 and 360,000, respectively, potentially dilutive securities based on outstanding stock options, warrants, convertible preferred stock and convertible debentures during the period reported considered to be anti-dilutive which due to the net loss from operations were not included in the calculations of earnings per share. For the year ended December 31, 2003, the predecessor had no dilutive securities since there were no outstanding options or warrants.

NOTE 10: PROFIT SHARING PLAN

The Company has a qualified 401(k) profit sharing plan in effect for eligible employees. The plan provides for pre-tax employee contributions. A portion of the pre-tax employee contributions will be matched by the Company on a discretionary basis. The plan also provides for annual contributions at the discretion of the Company. Total contributions are not to exceed annual amounts deductible under Internal Revenue Service regulations. No contributions were made for the years ended December 31, 2006 and December 31, 2005.

NOTE 11: SELECTED QUARTERLY FINANCIAL DATA (Unaudited)

	Quarters Ended
	Mar. 31, 2006	Jun. 30, 2006	Sep. 30, 2006	Dec. 31, 2006
	(In thousands, except per share data)
Net sales	$6,448	$5,462	$8,306	$8,116
Gross profit	$2,148	$2,330	$2,989	$3,304
Net loss	$(1,974)	$(4,946)	$(2,636)	$(459)
Net loss attributed to common stock	$(1,974)	$(7,490)	$(2,636)	$(459)
Loss per share (basic and diluted)(1)	$(0.36)	$(1.38)	$(0.49)	$(0.09)

	Quarters Ended
	Mar. 31, 2005	Jun. 30, 2005	Sep. 30, 2005	Dec. 31, 2005
	(In thousands, except per share data)
Net sales	$7,152	$6,164	$9,532	$10,907
Gross profit	$3,248	$2,310	$3,358	$4,221
Net loss	$(1,992)	$(1,805)	$(1,206)	$(1,768)
Net loss attributed to common stock	$(1,992)	$(1,805)	$(3,374)	$(1,768)
Loss per share (basic and diluted)(1)	$(0.38)	$(0.34)	$(0.62)	$(0.33)

(1) Per share amounts are reflective of the Reverse Split for all periods reported.

NOTE 12: VALUATION

Description	Balance at Beginning of Period	Charged to Costs and Expenses	Write-offs	Balance at end of Period
Allowance for doubtful accounts:

Year ended December 31, 2003	$434,164	$152,904	$(412,068)	$175,000
Year ended December 31, 2004	$128,180	$271,154	$(147,122)	$252,212
Year ended December 31, 2005(1)	$252,212	$3,055	$94,733	$350,000
Year ended December 31, 2006	$350,000	$145,324	$(204,082)	$291,242

Reserve for shrinkage, obsolescence, and scrap

Year ended December 31, 2003	$0	$0	$(0)	$0
Year ended December 31, 2004	$0	$0	$(0)	$0
Year ended December 31, 2005	$0	$315,000	$(0)	$315,000
Year ended December 31, 2006	$315,000	$119,000	$(334,000)	$100,000

(1) Includes recovery of $141,000 that was written off in 2003.

NOTE 13: SUBSEQUENT EVENTS

On January 26, 2007, the Company entered into an Omnibus Amendment No.1 with Laurus that (a) amended the Overadvance Side Letter by extended the maturity of the Overadvance of up to $1,500,000 from October 19, 2007 to February 28, 2008 and increased the Concentration Limits for accounts on standard terms from 15% to 32.5%. In addition, the requirement for the listing of the Company’s shares on the NASDAQ, OTC Bulletin Board or other Principal Market and for the timely filing with the SEC of all reports required to be filed pursuant to the Exchange Act was deleted.

On January 26, 2007, the Company also entered into the Second Amendment with Laurus, to the Registration Rights Statement dated February 28, 2006, that deleted the requirement to file a Registration Statement and no penalties were owed. In accordance with EITF 00-19, the value of the Warrant issued to Laurus on February 28, 2006 were subject to marked-to-market revaluation at each period end since this Warrant was subject to registration rights requiring the Company to register the underlying shares with the SEC within 60 days of the issuance of the Warrant.. Any change in fair value from the date of issuance to the date the underlying shares are registered was included in other (expense) income. With the Second Amendment with Laurus, to the Registration Rights Statement dated February 28, 2006, that deleted the requirement to file a Registration Statement, the warrant liability is reclassified from a liability to equity. The change in fair value from December 31, 2006 to January 26, 2007 of $362,000 will be included in other income in January 2007. With the termination of the requirement to file a Registration Statement, the value of the Warrant on the January 26, 2007 of $1,085,000 will be reclassified from a liability to equity (Note 5).

On January 26, 2007, the Company issued a warrant to purchase an aggregate of 685,185 shares at an exercise price of $.01 per share to Laurus. The warrant was issued in connection with the extension of the maturity of the Overadvance to February 28, 2008 and the increase of the Concentration Limits on standard terms from 15% to 32.5%. This warrant has a relative fair value of $711,000 calculated using the Black Scholes option pricing model with the following assumptions:

Expected life (in years)	10
Expected volatility	1.18%
Risk-free interest rate	4.88%
Expected dividend	—

The relative fair value of the warrant will be recorded as a discount to the debt issuance to be amortized over the remaining life of the credit facility with Laurus.