Form 10-Q
period 2007-03-31
SMALL WORLD KIDS INC
filed 2007-05-22
CIK 1157564

UNITED STATES SECURITIES AND EXCHANGE
COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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
Yes ☐ No ☒

The number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 5,410,575 common shares as of May 21 , 2007.

SMALL WORLD KIDS, INC.

FORM 10-Q

PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements

SMALL WORLD KIDS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2007	December 31, 2006
	(unaudited)
ASSETS
Current assets:
Cash	$12,902	$154,690
Accounts receivable - net of allowances of $315,000 and $291,000, respectively	7,535,650	6,638,147
Inventory	4,908,031	4,971,776
Prepaid expenses and other current assets	979,279	524,931
Total current assets	13,435,862	12,289,544
Property and equipment, net	300,157	333,276
Goodwill	2,767,117	2,767,117
Other intangible assets, net	2,515,376	2,633,301
Debt issuance costs	1,659,353	2,095,101
Other assets	78,946	53,759
Total assets	$20,756,811	$20,172,098

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities:
Accounts payable	$4,495,409	$3,947,484
Accrued liabilities	1,673,105	1,894,190
Current portion of long-term debt	12,881,103	597,844
Current portion of notes payable to related parties	211,032	205,843
Warrant liability	—	1,446,983
Total current liabilities	19,260,649	8,092,344
Long-term debt	2,608,695	13,182,486
Total liabilities	21,869,344	21,274,830

Commitments and Contingencies (Note 8)

Stockholders equity (deficit):
Convertible Preferred Stock, no par, 15,000,000 Authorized:
12,000,000 shares of 6% Class A-1 Authorized and 10,312,703 Issued and Outstanding	10,972,381	10,972,381
Common Stock, $.001 par value:
Authorized - 100,000,000 shares Outstanding - 5,410,575 shares	5,411	5,411
Additional paid-in capital	12,198,461	10,500,475
Accumulated deficit	(24,288,786)	(22,580,999)
Total stockholders’ equity (deficit)	(1,112,533)	(1,102,732)
Total liabilities and stockholders’ equity (deficit)	$20,756,811	$20,172,098
See Accompanying Notes to Condensed Consolidated Financial Statements.

SMALL WORLD KIDS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended March 31,
	2007	2006

Net Sales	$7,153,955	$6,447,994

Cost of sales	4,296,825	4,299,866

Gross profit	2,857,130	2,148,128

Operating expenses:
Selling, general and administrative	2,971,511	3,368,178
Research and development	309,673	456,341
Amortization of intangibles	117,926	117,926
Total operating expenses	3,399,110	3,942,445

Loss from operations	(541,980)	(1,794,317)

Other income (expense):
Interest expense	(1,592,343)	(1,038,997)
Warrant valuation adjustment	362,295	804,213
Other	64,241	54,908
Total other income (expense)	(1,165,807)	(179,876)

Net loss	(1,707,787)	(1,974,193)

Dividends	—	(125,000)

Net loss attributable to common stock	$(1,707,787)	$(2,099,193)

Loss per share:
Basic & diluted	$(0.32)	$(0.39)

Weighted average number of shares:
Basic & diluted	5,410,575	5,410,575

See Accompanying Notes to Condensed Consolidated Financial Statements.

SMALL WORLD KIDS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

(unaudited)

	Preferred		Common

	Shares	Stock	Shares	Stock	APIC	RE	Total
Balance at December 31, 2006	10,312,703	$10,972,381	5,410,575	$5,411	$10,500,475	$(22,580,999)	$(1,102,732)

Accrued dividends on Class A-1 convertible preferred stock					(167,829)		(167,829)

Reclassification of warrant liability					1,084,688		1,084,688

Warrants issued in connection with Debt					710,628		710,628

Stock compensation					70,499		70,499

Net loss						(1,707,787)	(1,707,787)
Balance at March 31, 2007	10,312,703	$10,972,381	5,410,575	$5,411	$12,198,461	$(24,288,786)	$(1,112,533)

SMALL WORLD KIDS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
	Three Month Ended March 31, 2007	Three Month Ended March 31, 2006
Cash flows from operating activities:
Net loss	$(1,707,787)	$(1,974,193)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	39,292	49,593
Amortization of intangibles	117,926	117,926
Non-cash compensation expense	70,499	127,682
Non-cash interest expense	1,157,367	636,543
Change in fair value of warrant liability	(362,295)	(804,213)
Changes in operating assets and liabilities in:
Receivables	(897,503)	359,233
Inventories	63,745	(272,011)
Prepaid expenses and other assets	(454,348)	(412,338)
Accounts payable	547,924	1,015,544
Accrued liabilities	(388,913)	150,285
Other		(922,385)
Net cash used in operating activities	(1,814,094)	(1,928,334)

Cash flows from investing activities:
Purchases of property and equipment	(6,173)	(1,307)
Net cash used in investing activities	(6,173)	(1,307)

Cash flows from financing activities:

Short-term debt borrowings (payments), net of expenses	12,252,271	(8,115,641)

Long-term debt borrowings (payments), net of expenses	(10,369,947)	9,538,829
Payments to former shareholder	(203,844)

Net cash provided by financing (used for) activities	1,678,480	1,423,188

Net decrease in cash	(141,788)	(506,453)
Cash - beginning of period	154,690	524,418
Cash - end of period	$12,902	$17,965

Supplemental cash flow information:
Cash payments for interest	$434,975	$338,467

Non-cash investing and financing activities:
Fair value of warrant issuances related to debt financing (Note 6)	$710,628	$2,585,804

Stock compensation	70,499	—

Reclassifcation of warrant obligation	1,084,688	—

Preferred stock dividend accrued	167,828

See Accompanying Notes to Condensed Consolidated Financial Statements.

SMALL WORLD KIDS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1 BASIS OF CONSOLIDATION

The accompanying unaudited condensed consolidated interim financial statements have been prepared by the Company on the same basis as the Company’s December 31, 2006 audited financial statements and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, some of the information and footnote disclosure normally required by accounting principles generally accepted in the United States (“US GAAP”) has been condensed or omitted. These interim condensed consolidated financial statements and notes should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006. All adjustments necessary for a fair presentation have been made and include all normal recurring adjustments. Interim results of operations are not necessarily indicative of results to be expected for the year.

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

We have incurred steady losses since our purchase of Small World Toys in May 2004. As of March 31, 2007, our accumulated deficit was $ 24.3 million. As of March 31, 2007, we had $ 13,200,000 in principal payments due during the next twelve months to Laurus Master Mutual Fund, Ltd, Horizon Financial Services Group USA , St. Cloud Capital Partners L.P. and the former shareholder of Small World Toys (Note 5 - Long-Term Debt). The Security Agreement with Laurus matures on February 28, 2008 at which time the amounts due under the Revolving Note and Term Note along with the Overadvance will become due. The outstanding balance as of March 31, 2007 under the Security Agreement with Laurus was $12,111,000. We may not be able to generate sufficient cash flow from operations to meet our debt and operational obligations. If we are unable to generate sufficient cash flow, we would be required to seek additional financing or restructure our debt obligations. There can be no assurance that we will be able to obtain additional financing or restructuring our debt obligations or that, if we were to be successful in obtaining additional financing or restructure our debt obligations, it would be on favorable terms. Failure to obtain additional financing or restructuring our debt obligations may cause us to default on these debt obligations. In addition, under cross default provisions in the Laurus Security Agreement, defaults under our debt obligations may cause the acceleration of the repayment of the Revolving and Term Notes. This raises substantial doubt about the Company’s ability to continue as a going concern for a reasonable period of time. Management has and will continue to pursue the following actions (i) reducing operating expenses, (ii) seeking to obtain new equity and (iii) restructuring the debt obligations.

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

Revenue Recognition

We recognize revenue when all four revenue recognition criteria have been met: persuasive evidence of an arrangement exists, the product has been delivered or the service has been rendered, the price is fixed or determinable and collection is probable. We recognize revenue from product sales and shipping and handling charges upon when all of the foregoing conditions are met which in general is at the time of shipment where the risk of loss and title has passed to the customer. However, for certain shipments such as direct shipments from our vendors to our customers or where we use consolidators to deliver our products (usually export shipments) revenue is recognized in accordance with the sales terms specified by the respective sales agreements.

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

Shipping and Handling

All shipping and handling costs related to sales to customers are expensed as incurred and charged to Selling, General and Administrative expenses. These expenses were $728,000 and $611,000 for the three months ended March 31, 2007 and 2006, respectively. We typically charge customers for freight out, except those vendors who qualify under the dating promotional programs, for orders over $1,000 or under fixed terms.

Income Taxes

On January 1, 2007, the Company adopted FASB Interpretation No. 48 (“Fin 48”), “Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement 109,” which was issued in July 2006 and clarifies the accounting for uncertain tax positions. Fin 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods and disclosure. Uncertain tax positions are recognized in the financial statements for positions which are considered more likely than not of being sustained based on the technical merits of the position on audit by the tax authorities. The measurement of the tax benefit recognized in the financial statements is based upon the largest amount of tax benefit that, in management’s judgment, is greater than 50% likely of being realized based on a cumulative probability assessment of the possible outcomes. The implementation of FIN 48 did not have a material impact on the amount, reporting and disclosures of our fully reserved deferred tax assets resulting primarily from tax loss carryforwards. Due to our net operating loss carryforward position, we recognized no interest and penalties associated with our uncertain tax positions. The Company is subject to audit by the IRS and California Franchise Tax Board since its organization in May 2004.

Recent Accounting Developments

In February 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities”. This Statement permits entities to choose to measure many financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Company does not expect SFAS No. 159 to have any impact on the Company’s financial condition or results of operations.

In November 2006, the FASB ratified EITF Issue No. 06-07, “Issuer’s Accounting for a Previously Bifurcated Conversion Option in a Convertible Debt Instrument When the Conversion Option No Longer Meets the Bifurcation Criteria in FASB Statement No. 133” (“ EITF 06-07”). EITF 06-07 affects convertible debt issuers with previously bifurcated conversion options that no longer require separate derivative accounting under SFAS 133. EITF 06-07 states that when a previously bifurcated conversion option no longer requires separate accounting, the issuer shall disclose (1) a description of the change causing the conversion option to no longer require bifurcation and (2) the amount of the derivative liability reclassified to shareholders’ equity. EITF 06-07 is effective for interim and annual periods beginning after December 15, 2006. The implementation of EITF 06-07 did not have any impact on the Company’s financial condition or results of operations.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 is effective for the Company on January 1, 2008 and is not expected to have a significant impact on the Company’s financial statements.

NOTE 3 STOCK-BASED COMPENSATION

The Company’s 2004 Stock Compensation Plan (“Plan”) provides for grants of options for the purchase of up to 1,380,000 shares of common stock. Pursuant to the Plan, the Company may grant options to any directors, officers, employees and independent contractors of the Company or of any subsidiary of the Company. Stock options are granted at no less than the fair market value of common stock at the date of grant. As of March 31, 2007, there were 722,000 options available for grant.

The following table summarizes the activity of stock options for the three months ended March 31, 2007 and the twelve months ended December 31, 2006:

	Three Months Ended March 31, 2007		Twelve Months Ended December 31, 2006
	Shares	Price	Shares	Price
Outstanding at beginning of period	722,000	$2.43	654,166	$3.84
Granted	0	$0	350,000	$1.34
Exercised	0	$0	0	$0
Expired	0	$0	0	$0
Canceled	0	$0	(282,166)	$4.34
Outstanding at end of period	722,000	$2.43	722,000	$2.43
Exercisable at end of period	639,917	$2.45	609,915	$2.42
Unvested at end of period	82,083	$2.26	112,085	$2.48

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

The Company adopted SFAS 123R using the modified prospective transition method, which requires the application of the accounting standard as of January 1, 2006, the first day of the Company’s fiscal year 2006. The Company’s financial statements as of and for the three months ended March 31, 2007 and the twelve months ended December 31, 2006 reflect the impact of SFAS 123R.

The Company uses the Black-Scholes option-pricing model (“Black-Scholes model”) for the determination of fair value of share-based payment awards on the date of grant. Fair values determined using an option-pricing model are affected by the Company’s stock price as well as assumptions regarding a number of other subjective variables. These variables include, but are not limited to the Company’s expected stock price volatility over the term of the awards, and actual and projected employee stock options exercise behaviors.

There were no options granted during the three months ended March 31, 2007. There were 25,000 options granted during the three months ended March 31, 2006. The fair value of the Company’s options granted during the three months ended March 31, 2006 was estimated at the grant date using the Black-Scholes option pricing model with the following the weighted average assumptions:

Three Months ended March 31, 2006
Expected life (in years)	6.5
Expected volatility	107.1%
Risk-free interest rate	4.6%
Expected dividend	—

Stock-based compensation expense recognized under SFAS 123R for the three months ended March 31, 2007 and 2006, was approximately $70,000 and $121,000, respectively. The weighted average fair value of options granted during the three months ended March 31, 2006 was $3.93 with an aggregate total value of $98,000. As of March 31, 2007, $186,000 of unrecognized compensation costs related to non-vested stock options are expected to be recognized over the following 28 months.

NOTE 4  BALANCE SHEET COMPONENTS

Prepaid expenses and other current assets

Prepaid expenses and other current assets include prepaid material, insurance, marketing and other prepaid expenses and miscellaneous items as follows:

	March 31, 2007	December 31, 2006
Prepaid material purchases	$432,455	$92,937
Prepaid insurance	142,204	106,537
Prepaid marketing fees	202,026	218,050
Miscellaneous prepaid expenses and other current assets	202,594	107,407
Total	$979,279	$524,931

Property and equipment consist of the following:

	March 31, 2007	December 31, 2006
Computer equipment	$340,468	$334,295
Mold cost	246,706	246,706
Warehouse equipment	93,249	93,249
Furniture and fixtures	78,930	78,930
Leasehold improvements	67,207	67,207
	826,560	820,387
Less: accumulated depreciation and amortization	(526,403)	(487,111)
Property and equipment, net	$300,157	$333,276

Depreciation expense for the three months ended March 31, 2007 and 2006 was approximately $39,000 and $50,000, respectively.

NOTE 5  LONG-TERM DEBT

Components of long-term debt are as follows (net of discounts):

	March 31, 2007	December 31, 2006
Secured Non-Convertible Revolving Note	$10,511,465	$9,069,947
Secured Non-Convertible Term Note	1,600,000	1,700,000
Purchase Order Revolving Credit Note	432,453	45,936
10% Bridge Note Due 2011	2,250,000	2,250,000
10% Bridge Note Due 2007	151,908	151,908
10% Notes Due 2008 (less unamortized discounts of $144,723 and $180,900, respectively)	185,277	149,100
10% Note Due 2009 - Former shareholder (related party)	569,727	619,282
	15,700,830	13,986,173
Less: current portion	(13,092,135)	(803,687)
	$2,608,695	$13,182,486

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

In consideration for the Revolving Note and the Term Note, the Company issued to Laurus a warrant (“Warrant”) to purchase 1,036,000 shares of common stock at an exercise price of $0.001 per share. This Warrant had a fair value when issued of $2,586,000 calculated using the Black Scholes option pricing model with the following assumptions:

Expected life (in years)	10
Expected volatility	107.1%
Risk-free interest rate	4.6%
Expected dividend	—

The value of the Warrant of $2,586,000 was recorded as a debt issuance cost to be amortized over the life of the loan.

This Warrant was issued with registration rights requiring the Company to register the underlying shares with the SEC within 60 days of the issuance of the Warrant. The Company filed the registration statement with the SEC on June 15, 2006 and Amendment No. 1 on October 4, 2006. In accordance with EITF 00-19, the Warrant was recorded as a liability subject to marked-to-market revaluation at each period end. The decrease in the fair value of the warrant liability associated with Laurus from the date of issuance of February 28, 2006 to December 31, 2006 was $1,139,000 and is a result of the decrease in the trading value of the Company’s common stock during this period.

In connection with the Security Agreement, the Company paid broker and management fees of $833,000, which was recorded as a debt issuance cost to be amortized over the life of the loan.

On July 26, 2006, Laurus authorized $750,000 in excess of the maximum allowed borrowings based on a formula amount of the secured assets (the “Overadvance”) on the Revolving Note. On October 19, 2006, Laurus exercised the discretion granted to it pursuant to Section 2(a)(ii) of the Security Agreement dated February 28, 2006 with the Company to make loans to the Company in excess of the maximum amounts available to be borrowed on the revolver loans. The aggregate principal amount of the Overadvance is $1,500,000, of which amount $1,547,000 was outstanding as of March 31, 2007. The Overadvance, subject to certain restrictions, is available to the Company for a one year period. The interest applicable to the Overadvance shall be the “prime rate” published in The Wall Street Journal from time to time plus two percent (2%).

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

On January 26, 2007, the Company also entered into the Second Amendment with Laurus, to the Registration Rights Agreement dated February 28, 2006, that deleted the requirements to file a Registration Statement and to pay penalties in connection with the registration obligation As a result of this Amendment the warrant liability was reclassified from a liability to equity. The change in fair value of the warrant obligation from December 31, 2006 to January 26, 2007 of $362,000 is included in other income, and the net remaining warrant obligation of $1,085,000 was reclassified from a liability to equity.

On January 26, 2007, the Company issued a warrant to purchase an aggregate of 685,185 common shares at an exercise price of $.01 per share to Laurus. The warrant was issued in connection with the extension of the maturity of the Overadvance to February 28, 2008 and the increase of the Concentration Limits on standard terms from 15% to 32.5%. This warrant has a relative fair value of $711,000 calculated using the Black Scholes option pricing model with the following assumptions:

Expected life (in years)	10
Expected volatility	1.18%
Risk-free interest rate	4.88%
Expected dividend	—

The Company has determined the issuance of the warrant in connection with Omnibus Amendment No.1 and the Second Amendment to the Registration Rights has resulted in a substantial modification resulting in the net present value between the original Revolving Note and the amended Revolving Note to be greater than 10%, and in accordance with EITF Issue 96-19, “Debtor’s Accounting for a Modification or Exchange of Debt”, the amendments were accounted for as an extinguishment of debt and the relative fair value of the warrant will be expensed.

The Company had $0 availability on the Revolving Note as of March 31, 2007.

Purchase Order Financing Facility

On March 20, 2007, the Company entered into a Purchase Order Revolving Credit Line (“PO Credit Line”) of of up to $5 million with Horizon Financial Services Group USA to provide financing for the acquisition of product from overseas vendors. The term of the PO Credit Line is eighteen (18) months and provides that the Company may borrow up to $5 million subject to certain conditions including Horizon’s approval of the applicable vendors. A financing fee of 4.50% of the gross amount or face value of each Horizon financing instrument will be charged for the first forty-five (45) day period or part thereof that the financing instrument remains outstanding. An additional fee of fifty basis points (.50%) for each additional period of 15 days, or part thereof, during which the Horizon financing instrument remains outstanding will be charged. The PO Credit Line has no financial covenants and is collateralized by a security interest, junior in position to that of the Company’s senior lender, Laurus Master Fund, Ltd, to the assets related to the PO Credit Line transactions. As of March 31, 2007, $432,000 was due under this facility.

10% Bridge Notes - St Cloud Capital Partners LP

On September 15, 2004, we entered into a Note Purchase Agreement with St. Cloud Capital Partners L.P. (“St. Cloud”), pursuant to which we issued to St. Cloud a 10% Convertible Promissory Note in the aggregate amount of $2,000,000, due September 15, 2005. The Company also was required to pay a closing fee of $80,000 and a management fee of $80,000 to St. Cloud. In connection with the issuance of the note, we issued to St. Cloud 65,000 shares of common stock and warrants to purchase an additional 35,000 shares of common stock. The warrants are exercisable at an exercise price per share equal to $5.00 per share. The warrants expire in September 2008. The Company also granted certain registration rights whereby the Company agreed to include the common stock and warrants in a registration statement filed by the Company with the Securities and Exchange Commission (the “SEC”).

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

  10% Notes Due 2008

On October 19, 2006, the Company issued an aggregate of $330,000 in principal amount of 10% Convertible Debentures (the “Debenture”) to Hong Kong League Central Credit Union and Kershaw Mackie & Company, who are also providing management consulting services to the Company, with net proceeds of $300,000. Interest is payable monthly in arrears, and the Debenture matures on March 31, 2008. According to the Intercreditor and Subordination Agreement dated March 2007 between St. Cloud and Hong Kong League Central Credit Union and Kershaw Mackie & Company, no principal payments can be made on the Debenture until all notes between the Company and St. Cloud have been paid in full. The Debenture is convertible into shares of common stock at the option of the holder at a conversion price $1.10 (subject to normal adjustments). Since the Debenture has only standard adjustment features with no reset conversion price requirements nor registration rights requirements beyond piggy-back rights, the debt is considered conventional debt under FASB 133 and EITF 00-19. As the Debenture is convertible at a price below the fair market value on the date of issuance, it is deemed to have a beneficial conversion feature with an intrinsic value of $29,000, which has been recorded as a debt issuance cost to be amortized over the remaining life of the loan.

In consideration for the Debenture, the Company issued Warrants (“SBI Warrants”) to purchase an aggregate of 137,500 and 12,500 common shares, respectively, at an exercise price of $1.10 per share, to SBI Advisors LLC, a placement agent and which is beneficially owned by Shelly Singhal, a director of the Small World Kids , and Kershaw Mackie & Company. These warrants have an estimated fair value of $150,000 calculated using the Black Scholes option pricing model with the following assumptions:

Expected life (in years)	5
Expected volatility	91.5%
Risk-free interest rate	4.79%
Expected dividend	—

The estimated fair value of the warrants was recorded as a discount to the debt issuance to be amortized over the life of the Convertible Debenture. The Company also entered into a Registration Rights Agreement in connection with the Debentures and Warrants on October 19, 2006 to provide piggy-back registration rights for the common shares issuable upon conversion of the Debentures or exercise of the Warrants.

10% Note Due 2009 - Former shareholder

As part of the purchase for Small World Toys Shares on May 20, 2004, the Company entered into a contingent earnout with the former shareholder of Small World Toys. The Company agreed to a two year promissory note, payable in quarterly installments commencing April 2005 with a minimum payment of $700,000 and a maximum payment of $1,500,000, if certain sales targets are achieved in 2005 and 2006. In 2005, the seller earned $673,000 based on the Company obtaining $33.7 million in net sales of which $350,000 was paid in quarterly installments in 2005 and the balance and interest due in 2006 to be paid on a $60,000 per month payment schedule commencing on April 2006 at 10% interest on the unpaid balance. The 2006 earnout is based on 2% of 2006 net sales up to a maximum of $800,000. If the certain sales targets are achieved, as allowed by SFAS 141, “Business Combinations”, and in accordance with paragraph 28, the contingent payout of up to a maximum of $800,000 will be considered additional cost of acquiring Small World Toys and recorded as goodwill. Of the 2006 earnout, a minimum quarterly payment of $87,500 will be paid with the balance earned due January 2007.

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

Effective May 9, 2007, the Company entered into a Note Purchase Agreement with nine issuees (the “Purchasers”) pursuant to which the Company issued an aggregate of $1,111,110 in principal amount of Secured Subordinated Convertible Notes (the “Notes”) with net proceeds of $1,000,000. The Notes will bear interest at the rate of 10% per annum, payable monthly in arrears. The Notes are subordinated to the indebtedness owed by the Company and its wholly owned subsidiary to Laurus Master Fund Ltd., St. Cloud Capital Partners, L.P. (“St. Cloud”) and Eddy Goldwasser (collectively, the “Senior Debt Holders”). The Notes are due and payable on March 31, 2008, subject to the rights of certain Senior Debt Holders, which may cause payment of the Notes to be extended past the maturity date. The Intercreditor and Subordination Agreement with St. Cloud does not permit any payment of principal under the Notes unless and until St. Cloud has been paid in full. The obligations of the Company to St. Cloud have maturity dates extending into 2012. The Notes are convertible into shares of Class A-2 Convertible Preferred Stock (the “Class A-2 Preferred Stock”) of the Company at $1.00 per share. Each share of the Class A-2 Preferred Stock is convertible into four shares of Common Stock of the Company (the “Note Shares”). Each Purchaser is also receiving a Class A-2 Convertible Preferred Stock Purchase Warrant that is exercisable into shares of Class A-2 Preferred Stock (the “Warrant Shares”) at an exercise price of $1.00 per share on the basis of one Warrant Share for $2.00 principal amount of the Notes. Holders of the shares of Common Stock issuable upon conversion of the Class A-2 Preferred Stock have certain piggyback registration rights pursuant to a Registration Rights Agreement with respect to the Note Shares and the Warrant Shares

Accretion of Debt Discounts

For the three months ended March 31, 2007 and 2006 accretion of debt discounts was $436,000 and $637,000, respectively and included in interest expense.

NOTE 6:   WARRANT LIABILITY

As indicated in Note 5, on January 26, 2007, the Company entered into an agreement with its senior lender which resulted in the reclassification of a warrant obligation of $1,085,000 from a liability to equity.

NOTE 7         ISSUANCE OF CLASS A-1 PREFERRED STOCK

On June 9, 2006, the Company received approximately $2.4 million from the private placement of Class A-1 Preferred Stock at $1.10 per share and binding commitments for an additional $300,000 of which $150,000 was received in September and the balance was received in November 2006.   As a condition of this transaction, the Company converted an aggregate of $3 million of debt (plus a portion accrued interest) into 2,763,636 shares of the Class A-1 Convertible Preferred as follows: (i) the 24% Notes Due 2006 in principal amount of $1,000,000 with Hong Kong League Central Credit Union, PCCW Credit Union and HIT Credit Union; (ii) the $1.5 million in principal amount of the 10% Convertible Debentures due in 2008 along with accrued but unpaid interest and penalties; and (iii) the 10% Note Due 2006 - Related Party in principal amount of $500,000 in notes to various investors which included Debra Fine, the Company’s President and Chief Executive Officer who provided $175,000 of the total borrowing. We also converted the shares of Series A Convertible Preferred Stock we issued to SWT, LLC on August 11, 2005, when we converted a $5,000,000 Bridge Note dated May 2004 held by SWT, LLC, along with accrued but unpaid dividends, into 4,908,157 shares of the Class A-1 Preferred Stock.

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

The Class A-1 Preferred has an adjustment of the conversion price upon issuance of additional equity at a price lower than the conversion which causes the Class A-1 Preferred to be treated as an unconventional preferred instrument. Upon evaluation under FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities” and EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock”, it was determined that the embedded derivative would be classified as equity and as such, the Company did not bifurcate the conversion feature. The Class A-1 Preferred Stock has a beneficial conversion feature which allows the holders to acquire Common Stock of the Company at an effective conversion price of $.25 below fair value at the date of issuance.  In accordance with EITF 98-5, Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios , the Company has determined the intrinsic value of this in-the-money conversion feature be accounted for it as a discount to the Preferred Stock.  The intrinsic value of the beneficial conversion feature was determined to be approximately $2.5 million.  As the Preferred Stock is immediately convertible, the full value of the conversion feature is deemed a dividend upon issuance and as such was recorded directly to accumulated deficit.

On October 19, 2006, the Company issued warrants to purchase 91,477 and 67,614 shares at an exercise price of $1.10 per share to Cambria Capital LLC and David Fuchs, respectively. The warrants were issued in connection with the conversion of the $1.5 million debentures and the sale on June 9, 2006 in a private placement of 227,727 shares of Class A-1 Convertible Preferred Stock for $250,000 as referenced in the Company’s Form 8-K filed June 14, 2006. These warrants contain piggy-back registration rights for the common shares issuable upon the exercise of the warrants. The warrants have a fair value of $293,000 calculated using the Black Scholes option pricing model with the following assumptions:

Expected life (in years)	5
Expected volatility	91.5%
Risk-free interest rate	4.79%
Expected dividend	—

The fair value of the warrants was recorded as a reduction to the net proceeds from the private placement of Class A-1 Preferred Stock.

Effective May 9, 2007, the Company entered into a Note Purchase Agreement with nine issuees (the “Purchasers”) pursuant to which the Company issued an aggregate of $1,111,110 in principal amount of Secured Subordinated Convertible Notes (the “Notes”) with net proceeds of $1,000,000. The Notes will bear interest at the rate of 10% per annum, payable monthly in arrears. The Notes are subordinated to the indebtedness owed by the Company and its wholly owned subsidiary to Laurus Master Fund Ltd., St. Cloud Capital Partners, L.P. (“St. Cloud”) and Eddy Goldwasser (collectively, the “Senior Debt Holders”). The Notes are due and payable on March 31, 2008, subject to the rights of certain Senior Debt Holders, which may cause payment of the Notes to be extended past the maturity date. The Intercreditor and Subordination Agreement with St. Cloud does not permit any payment of principal under the Notes unless and until St. Cloud has been paid in full. The obligations of the Company to St. Cloud have maturity dates extending into 2012. The Notes are convertible into shares of Class A-2 Convertible Preferred Stock (the “Class A-2 Preferred Stock”) of the Company at $1.00 per share. Each share of the Class A-2 Preferred Stock is convertible into four shares of Common Stock of the Company (the “Note Shares”). Each Purchaser is also receiving a Class A-2 Convertible Preferred Stock Purchase Warrant that is exercisable into shares of Class A-2 Preferred Stock (the “Warrant Shares”) at an exercise price of $1.00 per share on the basis of one Warrant Share for $2.00 principal amount of the Notes. Holders of the shares of Common Stock issuable upon conversion of the Class A-2 Preferred Stock have certain piggyback registration rights pursuant to a Registration Rights Agreement with respect to the Note Shares and the Warrant Shares.

NOTE 8 COMMITMENTS AND CONTINGENCIES

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

On April 12, 2006, a former employee filed a complaint with the Secretary of Labor, OSHA, alleging violation of Section 806 of the Sarbanes-Oxley Act protecting whistleblowers.  The claim was resolved on May 8, 2007 and is no longer pending before OSHA

Additionally, the Company is subject to legal proceedings and claims which arise in the ordinary course of business. In the opinion of management, such matters are without merit and are of such kind that if disposed of unfavorably, would not have a material adverse effect on the Company’s consolidated financial position or results of operations or liquidity.

NOTE 9 EARNINGS (LOSS) PER SHARE

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

	Three Months Ended March 31
	2007	2006
Net loss attributable to common stock	$(1,707,787)	$(2,099,193)

Diluted weighted average shares and equivalents	5,410,575	5,410,575

Basic and diluted earnings (loss) per share	$(0.32)	$(0.39)

For the three months ended March 31, 2007 and 2006, there were a total of 16,293,000 and 4,923,000, respectively, potentially dilutive securities based on outstanding stock options, warrants, convertible preferred stock and convertible debentures during the period reported considered to be anti-dilutive which due to the net loss from operations were not included in the calculations of earnings per share.

NOTE 10 SUBSEQUENT EVENTS

On April 18, 2007, Small World Kids, Inc. agreed to convert or exchange $128,226 of the indebtedness AIMS Industrial Co of Taiwan into 116,569 shares of Class A-1 Convertible Preferred Stock.

Effective May 9, 2007, the Company entered into a Note Purchase Agreement with nine issuees (the “Purchasers”) pursuant to which the Company issued an aggregate of $1,111,110 in principal amount of Secured Subordinated Convertible Notes (the “Notes”) with net proceeds of $1,000,000. The Notes will bear interest at the rate of 10% per annum, payable monthly in arrears. The Notes are subordinated to the indebtedness owed by the Company and its wholly owned subsidiary to Laurus Master Fund Ltd., St. Cloud Capital Partners, L.P. (“St. Cloud”) and Eddy Goldwasser (collectively, the “Senior Debt Holders”). The Notes are due and payable on March 31, 2008, subject to the rights of certain Senior Debt Holders, which may cause payment of the Notes to be extended past the maturity date. The Intercreditor and Subordination Agreement with St. Cloud does not permit any payment of principal under the Notes unless and until St. Cloud has been paid in full. The obligations of the Company to St. Cloud have maturity dates extending into 2012. The Notes are convertible into shares of Class A-2 Convertible Preferred Stock (the “Class A-2 Preferred Stock”) of the Company at $1.00 per share. Each share of the Class A-2 Preferred Stock is convertible into four shares of Common Stock of the Company (the “Note Shares”). Each Purchaser is also receiving a Class A-2 Convertible Preferred Stock Purchase Warrant that is exercisable into shares of Class A-2 Preferred Stock (the “Warrant Shares”) at an exercise price of $1.00 per share on the basis of one Warrant Share for $2.00 principal amount of the Notes. Holders of the shares of Common Stock issuable upon conversion of the Class A-2 Preferred Stock have certain piggyback registration rights pursuant to a Registration Rights Agreement with respect to the Note Shares and the Warrant Shares.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

FORWARD-LOOKING STATEMENTS

This Report contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, and Section 21E of the Securities Exchange Act of 1934. For example, statements regarding the Company’s financial position, business strategy and other plans and objectives for future operations, and assumptions and predictions about future product demand, supply, manufacturing, costs, marketing and pricing factors are all forward-looking statements. These statements are generally accompanied by words such as “intend,” “anticipate,” “believe,” “estimate,” “potential(ly),” “continue,” “forecast,” “predict,” “plan,” “may,” “will,” “could,” “would,” “should,” “expect” or the negative of such terms or other comparable terminology. The Company believes that the assumptions and expectations reflected in such forward-looking statements are reasonable, based on information available to us on the date hereof, but the Company cannot assure you that these assumptions and expectations will prove to have been correct or that the Company will take any action that the Company may presently be planning. However, these forward-looking statements are inherently subject to known and unknown risks and uncertainties. Actual results or experience may differ materially from those expected or anticipated in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, regulatory policies, competition from other similar businesses, and market and general policies, competition from other similar businesses, and market and general economic factors. This discussion should be read in conjunction with the condensed consolidated financial statements and notes thereto included in Item 1 of this Quarterly Report on Form 10-Q and that of the Company’s Annual Report on Form 10-K dated December 31, 2006.

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

As of March 31, 2007, Small World Kids is comprised solely of Small World Toys (which includes the Neurosmith brand) and as such the balances and results for each entity are one in the same.

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

•	Fuller utilization of operations as a percentage of sales, which will increase operating margins, through combined operating departments.

•	Cost improvements in production and distribution coupled with expanded and improved product lines leading to increased profitability and growth.

•	Expansion into international markets through multi-country distributors.

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

Small World Toys

Small World Toys has been distributing toys for 45 years. Our Small World Toys’ proprietary product lines feature toys for children ages zero to ten with a focus on promoting early learning, education, discovery and imagination. Small World Toys develops, manufactures, markets and distributes toys to promote healthy minds and bodies in infant, pre-school, early learning, imaginative play and active play categories. The company distributes products in specialty, mass, chain, education, catalog, online and international channels through sales representative firms as well as in-house sales executives. Proprietary brands include IQ Baby®, IQ Preschool®, Ryan’s Room®, Gertie Ball®, Small World Living, Puzzibilities®, All About Baby®, Neurosmith® and Imagiix™. We also exclusively distribute product for several brands such as TOLO® to the specialty toy market in the United States through our “SW Express” distribution arm. Small World Toys has had acquired licenses for our developmental toy products including the works of Dr. Seuss, Eric Carle, including “The Very Hungry Caterpillar” and Karen Katz, including “Where is Baby’s Belly Button.”

Generally, our products and brands are promoted through local market promotions, merchandising displays and print advertising, including cooperative advertising with retail accounts. Our product launches include in-store merchandising displays, trade advertising and newspaper ads made in cooperation with our retail customers. We participate in the New York Toy Fairs in October and February. We also attend gift and juvenile shows including JPMA (Juvenile Products Manufacturers Assoc.), NSSEA (National School Supply & Education Assoc.), ASTRA (American Specialty Toy Retailing Association), ABC (All Baby’s and Children Expo) and regional gift shows. Going forward, we will maintain our trade and local marketing efforts while expanding programs to reach the consumer on a more national level, including an increased focus on public relations outreach, strengthening partnerships with key influencers in the fields of early learning and child development, participation in relevant event marketing and sponsorships, utilization of direct-to-consumer media and the establishment of consumer loyalty programs.

We outsource the manufacturing of our proprietary products to vendors in Asia. We believe our outsourcing strategy enhances the scalability of our manufacturing efforts. We use numerous manufacturers to source components and build finished products to our specifications. During the year ended December 31, 2006, our top ten suppliers accounted for 74.1 % of the total product purchases. The top two suppliers accounted for 20.9% and 10% of total purchases, respectively. Our tools and dies are located at the facilities of our third-party manufacturers. Manufacturers are selected based on their technical and production capabilities and are matched to particular products to achieve cost and quality efficiencies. Employees in the Culver City office create and design product in each product category. They then send the designs to the manufacturer to get a sample product and costing done or have samples made in the United States. Once the sample and costing is approved, these product developers will work with the factories to ensure the integrity and safety of the products. Small World Toys designs approximately 90 toys per year and sources approximately 40 products from Asian or European manufacturers. We have long standing relationships with our manufacturers and have been manufacturing in Asia for more than 15 years. Small World Toys works with more than 40 factories both on a manufacturing basis and to source toys to distribute exclusively in the United States. Small World Toys has credit terms with most of its manufacturers and pays upon shipping of product from Hong Kong. Small World Toys has an office in Hong Kong with five people who are responsible for inspecting factories and setting up relationships with new manufacturers. The group also inspects product and sends product to a third party for safety certification. Small World Toys also has a staff in Quality and Control in its Culver City office that works with product development and all phases of production to assure that all safety requirements are met. Small World Toys owns all of its tools for product developed internally as well as trademarks and design patents. The majority of our products are shipped directly to our warehouse in Carson, California and are later shipped to meet the demands of our retailers and distributors.

While many of our products are evergreen brands or long life cycle products, we are continually developing new products and refreshing existing products. We expensed approximately $1,743,000 and $1,972,000 in 2006 and 2005, respectively, on activities relating to the development and design of new products. Our product offerings are a combination of proprietary products that we design, sourced product that we find in other countries, purchased and packaged in our packaging for exclusive distribution in the United States specialty market and a small amount of open market product that we put through our distribution chain for retailers. We have the capability to create and develop products from inception to completion of finished goods with our in house designers. Additionally, we use third-parties to provide a portion of the sculpting, sample making, illustration and package design required for our products. Typically, the development process takes from nine to eighteen months from concept to production and shipment to our customers. Most of the products that we develop are sold under our trademarks and trade names, while the Neurosmith products incorporate patented devices or designs the Company purchased. Trade names and trademarks are significant assets in that they provide product recognition and acceptance. We customarily seek trademark and patent protection covering our products and own or have applications pending for US and foreign patents covering many of our Neurosmith products. A number of these trademarks relate to product lines that are significant to our business and operations. We believe our rights to these properties are adequately protected, but there can be no assurance that our rights can be successfully asserted in the future or will not be invalidated, circumvented or challenged. We have launched an electronic learning line through our 2004 acquisition of Neurosmith. Small World Toys acquired the patents, designs, trademarks, copyrights and technology for over 20 Early Electronic Products in the Neurosmith brand. Small World Toys has more than 10 patent applications and patents and 100 copyrights and trademarks, including design patents in its portfolio. Small World Toys holds the licensing rights to design, manufacture, market and distribute many well known trademarks and copyrighted products based on the properties of Eric Carle, Dr. Seuss and Karen Katz. We occasionally acquire other product concepts from unaffiliated third parties. If we accept and develop a third party’s concept for new toys, we generally pay a royalty on the toys developed from this concept that are sold, and may, on an individual basis, guarantee a minimum royalty. Royalties payable to inventors and developers generally range from 5% to 10% of the net sales prices for each unit of a product sold by us. We believe that utilizing experienced third-party inventors gives us access to a wide range of development talent. We also have license agreements with third parties that permit us to utilize the trademark, characters or inventions of the licensor in products that we sell. Licensing fees paid to the licensor range from 8% to 10% of net sales.

Our business is subject to seasonal fluctuations. In 2006 and 2005, approximately 58% and 60%, respectively of net sales were generated in the third and fourth calendar quarters. We have traditionally introduced new product catalogs in January and in July. Generally, the first quarter is the period of lowest shipments and sales and therefore the least profitable due to fixed costs. Seasonality factors may cause our operating results to fluctuate from quarter to quarter. However, we employ customer programs for retailers or “early buy” programs to lessen the seasonality. These programs provide an opportunity for our customers to purchase our products in the first and second quarters and stock through the year by offering dating programs, where they pay in their highest sales quarters, typically in the third and fourth quarters.

RESULTS OF OPERATIONS

Consolidated Summary

The following table provides a summary of the Company’s unaudited condensed consolidated results of operations:

	Three Months Ended March 31,
	2007	2006
Net sales	$7,153,955	$6,447,994
Cost of sales	4,296,825	4,299,866
Gross profit	2,857,129	2,148,128

Operating expenses:
Selling, general and administrative	2,971,511	3,368,178
Research and development	309,673	456,341
Intangibles amortization	117,926	117,926
Total operating expenses	3,399,110	3,942,445

Loss from operations	(541,980)	(1,794,317)

Other income (expense):
Interest expense	(1,592,342)	(1,038,997)
Warrant valuation adjustment	362,295	804,213)
Other	64,241	54,908
Total other income (expense)	(1,193,870)	(179,876)

Net loss	$(1,707,787)	$(1,974,193)

The following table sets forth, for the periods indicated, the percentage of total net sales represented by the line items reflected in the Company’s unaudited condensed consolidated statements of operations:

	Three Months Ended March 31,
	2007	2006
Net sales	100.0%	100.0%
Cost of sales	67.0%	66.7%
Gross profit	39.9%	33.3%

Operating expenses:
Selling, general and administrative	41.5%	52.2%
Research and development	4.3%	7.1%
Intangibles amortization	1.6%	1.8%
Total operating expenses	47.5%	61.1%

Loss from operations	(7.6)%	(27.8)%

Other income (expense):
Interest expense	(22.3)%	(16.1)%
Rent Income	0.9%	0.9%
Other	5.1%	12.5%
Total other income (expense)	(16.3)%	(2.8)%

Loss before income taxes	(23.9)%	(30.6)%

Provision (benefit) for income taxes	—	—

Net loss	(23.9)%	(30.6)%

Net sales

Net sales for the three months ended March 31, 2007 increased $706,000 or 10.9% to $7,154,000 from $6,448,000 for the three months ended March 31, 2006. The revenue increase is mainly attributable to the increase of $1,382,000 and $619,000 in sales to the mass and national chain channels, respectively, over the comparable prior year period. Partially offsetting this increase was a decrease in sales to specialty retailers of $902,000 in the three months ended March 31, 2007 over the comparable prior year period.

Gross Profit

Gross profit for the three months ended March 31, 2007 increased $709,000 or 33.0% to $2,857,000 from $2,148,000 for the three months ended March 31, 2006. Gross profit margin of 39.9% increased for the three months ended March 31, 2007 as compared to 33.3% for the three months ended March 31, 2006.

Operating Expenses

Operating expenses for the three months ended March 31, 2007 decreased $543,000 or 13.8% to $3,399,000 from $3,942,000 and as a percentage of sales decreased to 47.5% from 61.1% for the three months ended March 31, 2006. Selling, general and administrative expenses for the three months ended March 31, 2007 decreased $397,000 or 11.8% to $2,972,000 from $3,368,000 for the three months ended March 31, 2006 Also contributing to the decrease in operating expenses was the decrease in research and development costs of $147,000 or 32.1% to $310,000 for the three months ended March 31, 2007 as compared to $456,000 for the three months ended March 31, 2006. The decrease in operating expenses despite the increase in sales of 11.5% is a result of management implemented cost reduction programs.

Other Income and Expense

Interest expense for the three months ended March 31, 2007 increased $553,000 or 53.3% to $1,592,000 from $1,039,000 for the three months ended March 31, 2006. The increase is due to the increase of $546,000 in non-cash interest expense resulting from the amortization of debt discounts that occurred for the three months ended March 31, 2007 over the comparable prior year period. Partially offsetting was the decrease in interest expense as a result of the conversion of $3 million in debt to equity on June 9, 2006.

On January 26, 2007, the Company entered into the Second Amendment with it senior creditor, Laurus, to the Registration Rights Agreement dated February 28, 2006, that deleted the requirements to file a Registration Statement and to pay penalties in connection with the registration obligation As a result of this amendment the warrant liability was reclassified from a liability to equity. The change in fair value of the warrant obligation from December 31, 2006 to January 26, 2007 of $362,000 is included in other income, and the net remaining warrant obligation of $1,085,000 was reclassified from a liability to equity. The decrease in non-cash income from $804,000 in 2006 to $362,000 in 2007 is a direct result of this contractual amendment.

Provision for Income Tax

The Company recorded did not record an income tax benefit for the three months ended March 31, 2007 or 2006, despite net losses incurred in each period, due to the current uncertainty that such losses will provide any future tax benefit to the Company.

On January 1, 2007, the Company adopted FASB Interpretation No. 48 (“Fin 48”), “Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement 109,” which was issued in July 2006 and clarifies the accounting for uncertain tax positions. Fin 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods and disclosure. Uncertain tax positions are recognized in the financial statements for positions which are considered more likely than not of being sustained based on the technical merits of the position on audit by the tax authorities. The measurement of the tax benefit to be recognized in the financial statements is based upon the largest amount of tax benefit that, in management’s judgment, is greater than 50% likely of being realized based on a cumulative probability assessment of the possible outcomes. The implementation of FIN 48 did not have a material impact on the amount, reporting and disclosures of our fully reserved deferred tax assets resulting primarily from tax loss carryforwards.

FINANCIAL CONDITION

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

We have incurred significant losses since our purchase of Small World Toys in May 2004. As of March 31, 2007, our accumulated deficit was $24.3 million. As of March 31, 2007, we have $13,200,000 in principal payments due during the next twelve months to Laurus, Horizon, St. Cloud and the former shareholder of Small World Toys. The Security Agreement with Laurus matures on February 28, 2008 at which time the amounts due under the Revolving Note and Term Note along with the Overadvance will become due. The outstanding balance as of March 31, 2007 under the Security Agreement with Laurus was $12,111,000. We may not be able to generate sufficient cash flow from operations to meet our debt and operational obligations. If we are unable to generate sufficient cash flow, we would be required to seek additional financing or restructure our debt obligations. There can be no assurance that we will be able to obtain additional financing or restructure our debt obligations or that, if we were to be successful in obtaining additional financing or restructure our debt obligations, it would be on favorable terms. Failure to obtain additional financing or restructuring our debt obligations may cause us to default on these debt obligations. In addition, under cross default provisions in the Laurus Security Agreement, defaults under any of our debt obligations may cause the acceleration of the repayment of the Revolving and Term Notes. This raises substantial doubt about the Company’s ability to continue as a going concern for a reasonable period of time. Management has and will continue to pursue the following actions (i) reducing operating expenses, (ii) seeking to obtain new equity, and (iii) restructuring existing debt obligations.

Additionally, the Company may need additional financing to fund the Company’s acquisition strategy, the amount of which will depend on the price and structure of potential acquisitions.

Since March 31, 2007, we have restructured certain of our debt obligations, as follows:

(a) On April 18, 2007, Small World Kids, Inc. agreed to convert or exchange $128,226 of the indebtedness AIMS Industrial Co of Taiwan into 116,569 shares of Class A-1 Convertible Preferred Stock.

(b) Effective May 9, 2007, the Company entered into a Note Purchase Agreement with nine issuees (the “Purchasers”) pursuant to which the Company issued an aggregate of $1,111,110 in principal amount of Secured Subordinated Convertible Notes (the “Notes”) with net proceeds of $1,000,000. The Notes will bear interest at the rate of 10% per annum, payable monthly in arrears. The Notes are subordinated to the indebtedness owed by the Company and its wholly owned subsidiary to Laurus Master Fund Ltd., St. Cloud Capital Partners, L.P. (“St. Cloud”) and Eddy Goldwasser (collectively, the “Senior Debt Holders”). The Notes are due and payable on March 31, 2008, subject to the rights of certain Senior Debt Holders, which may cause payment of the Notes to be extended past the maturity date. The Intercreditor and Subordination Agreement with St. Cloud does not permit any payment of principal under the Notes unless and until St. Cloud has been paid in full. The obligations of the Company to St. Cloud have maturity dates extending into 2012. The Notes are convertible into shares of Class A-2 Convertible Preferred Stock (the “Class A-2 Preferred Stock”) of the Company at $1.00 per share. Each share of the Class A-2 Preferred Stock is convertible into four shares of Common Stock of the Company (the “Note Shares”). Each Purchaser is also receiving a Class A-2 Convertible Preferred Stock Purchase Warrant that is exercisable into shares of Class A-2 Preferred Stock (the “Warrant Shares”) at an exercise price of $1.00 per share on the basis of one Warrant Share for $2.00 principal amount of the Notes. Holders of the shares of Common Stock issuable upon conversion of the Class A-2 Preferred Stock have certain piggyback registration rights pursuant to a Registration Rights Agreement with respect to the Note Shares and the Warrant Shares.

For the three months ended March 31, 2007, the Company used cash for operating activities of $1,922,000 as compared to $1,928,000 for the three months ended March 31, 2006. Inclusive of this increase beyond the increase in net losses and non cash charges as previously explained were the following working capital changes: (i) a increase in accounts receivable of $898,000; (ii) a increase in prepaid expenses and other current assets of $454,000; (iii) a decrease in accounts payable of $540,000 and (iv) an increase of accrued expenses of $221,000, partially offset by a decrease in inventory of $64,000 for the three months ended March 31, 2007

Since the Company outsources manufacturing of products to Asia, the Company has historically low requirements for additions to property and equipment. For the three months ended March 31, 2007, the Company spent approximately $6,000 in additions to capital equipment as compared to $1,000 for the comparable period in 2006.

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

The Company has no other off-balance sheet arrangements as defined by Regulation S-K that have or are reasonably likely to have a current or future effect on the Company’s financial condition, revenues, expenses, or liquidity. Information regarding the Company’s long-term debt payments, operating lease payments and other commitments is provided in Item 6 “Management’s Discussion and Analysis” of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006. There have been no material changes in contractual obligations since December 31, 2006.

Critical Accounting Policies and Significant Estimates

Management’s discussion and analysis of our financial condition and results of operations are based upon the consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States.  The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities.  On an on-going basis, management evaluates estimates, including those related to the valuation of inventory and the allowance for uncollectible accounts receivable. We base our estimates on historical experience, current economic conditions, and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.  Actual results may differ from these estimates under different assumptions or conditions. A summary of the significant accounting policies can be found in Note 2 of the Notes to Consolidated Financial Statements. The significant accounting policies which management believes are the most critical to aid in fully understanding and evaluating our reported financial results include revenue recognition and sales allowances, inventory, accounts receivable and allowances for doubtful accounts and intangible assets.

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

At March 31, 2007, we had a net amount of $5.4 million of goodwill and purchased intangible assets on our Consolidated Balance Sheet.  As no impairment indicators were present during the first three months of 2007, we believe our purchased intangible assets remains recoverable based on the discounted estimated future cash flows of the associated products and technologies.

Recent Accounting Pronouncements

 In February 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities”. This Statement permits entities to choose to measure many financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Company does not expect SFAS No. 159 to have any impact on the Company’s financial condition or results of operations.

In November 2006, the FASB ratified EITF Issue No. 06-07, “Issuer’s Accounting for a Previously Bifurcated Conversion Option in a Convertible Debt Instrument When the Conversion Option No Longer Meets the Bifurcation Criteria in FASB Statement No. 133” (“ EITF 06-07”). EITF 06-07 affects convertible debt issuers with previously bifurcated conversion options that no longer require separate derivative accounting under SFAS 133. EITF 06-07 states that when a previously bifurcated conversion option no longer requires separate accounting, the issuer shall disclose (1) a description of the change causing the conversion option to no longer require bifurcation and (2) the amount of the derivative liability reclassified to shareholders’ equity. EITF 06-07 is effective for interim and annual periods beginning after December 15, 2006. The Company does not expect EITF 06-07 to have any impact on the Company’s financial condition or results of operations.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 is effective for the Company on January 1, 2008 and is not expected to have a significant impact on the Company’s financial statements.

RISK FACTORS

Our business faces many risks. The risks described below may not be the only risks we face. Additional risks that we do not yet know of or that we currently think are not significant, may also impair our business operations or financial results. If any of the events or circumstances described in the following risks actually occurs, our business, financial conditions or results of operations could suffer and the trading price of our common stock could decline.

We have limited cash available for operations. We may not have sufficient liquidity to continue to meet our debt obligations.

As of March 31, 2007, we had approximately $0 of unrestricted cash and availability on our line of credit, which includes the $1,500,000 Overadvance with our senior lender, Laurus.

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

We have incurred losses since our purchase of Small World Toys in May 2004. As of March 31, 2007, our accumulated deficit was $24.3 million. As of March 31, 2007, we have $12,907,000 in principal payments due during the next twelve months to Laurus, Horizon, St. Cloud and the former shareholder of Small World Toys. The Security Agreement with Laurus matures on February 28, 2008 and the amounts due under the Revolving Note and Term Note along with the Overadvance are due. The outstanding balance as of March 31, 2007 under the Security Agreement with Laurus was $12,111,000. We may not be able to generate sufficient cash flow from operations to meet our debt and operational obligations. If we are unable to generate sufficient cash flow, we would be required to seek additional financing or restructure our debt obligations. There can be no assurance that we will be able to obtain additional financing or restructure our debt obligations or that, if we were to be successful in obtaining additional financing or restructure our debt obligations, it would be on favorable terms. Failure to obtain additional financing or restructuring our debt obligations may cause us to default on these debt obligations. In addition, under cross default provisions in the Laurus Security Agreement, defaults under our debt obligations may cause the acceleration of the repayment of the Revolving and Term Notes.

We have a history of net losses.

We have incurred losses since our purchase of Small World Toys in May 2004. As of March 31, 2007, our accumulated deficit was $24.3 million. These losses principally resulted from the cost of being public, research and development, general and administrative, sales and marketing expenses and significant interest expense associated with our capital structure. We may continue to experience net losses in the future.

We have cross default provisions in our senior credit facility which may result in the accelerationof the obligations due under the credit agreement

Under cross default provisions in the Laurus Security Agreement, defaults under our debt obligations may cause the acceleration of the repayment of the Revolving and Term Notes. Under these provisions, a default or acceleration in one or more debt agreements may result in the default and acceleration of our debt obligations with Laurus (regardless of whether we were in compliance with the terms of the Laurus Security Agreement), providing Laurus with the right to accelerate the obligations due under their debt agreement.

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

Our business and operating results depend largely upon the appeal of our products and on our ability to redesign, restyle and extend our existing core products and product lines as consumer preferences evolve, and to develop, introduce and gain customer acceptance of new products and product lines. Several trends in recent years have presented challenges for the toy industry, including:

•	the phenomenon of children outgrowing toys at younger ages, particularly in favor of interactive and high technology products;
•	increasing use of technology;
•	higher consumer expectations for product quality, functionality and value;
•	Retailers buying direct from the manufacturers in Asia; and
•	Manufacturers in Asia selling direct to the retailers.

We cannot assure you that:

•	our current products will continue to be popular with consumers;
•	the product lines or products that we introduce will achieve any significant degree of market acceptance;
•	We will be able to expand into new channels; or
•	the life cycles of our products will be sufficient to permit us to recover design, manufacturing, marketing and other costs associated with those products.

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

Our business and the toy industry in general experience the lowest sales rates in the first and second quarters of the calendar year. In 2006 and 2005, approximately 58% and 60%, respectively of net sales were generated in the third and fourth calendar quarters. Seasonality factors may cause our operating results to fluctuate significantly from quarter to quarter. In addition, our results of operations may also fluctuate as a result of the timing of new product releases.

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

We utilize third-party manufacturers located principally in The People’s Republic of China (PRC) and the Far East. Our third-party manufacturing operations are subject to the risks normally associated with international operations, including:

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

We have a material amount of goodwill which, if it becomes impaired, would result in a charge against our income

Goodwill is the amount by which the cost of an acquisition accounted for using the purchase method exceeds the fair value of the net assets we acquire. Current accounting standards require that goodwill be periodically evaluated for impairment based on the fair value of the operations acquired. As of December 31, 2006, approximately $2,767,000 or 13.3%, of our total assets represented goodwill. Reductions in our net earnings caused by the write-down of goodwill could harm our results of operations.

The Company filed a registration statement with the SEC on June 15, 2006 and Amendment No. 1 on October 4, 2006 covering, among other things, shares of common stock issuable upon exercise of certain warrants, preferred stock and derivatives. As of the date of this filing, the Company is in the process of reviewing and responding to the comments received from the SEC on Amendment No.1. The exercise or conversion of the warrants, convertible preferred Class A-1 Stock and convertible debenture, if the registration is declared effective may cause significant dilution to our stockholders and the resale thereof may have an adverse impact on the market price of our common stock.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Our principal financial instruments are our Secured Non-Convertible Revolving Note and Secured Non-Convertible Term Note with Laurus Master Funds, Ltd. (“Laurus”) which provides for an interest rate of Prime Rate (as published in The Wall Street Journal) plus two percent (2.0%) for the Revolving Note and Prime Rate (as published in The Wall Street Journal) plus three percent (3.0%) for the Term Note. We are affected by market risk exposure primarily through the effect of changes in the Prime Rate on our interest rates on our obligations under the Revolving and Term Notes. At March 31, 2007, an aggregate principal amount of $12.1 million was outstanding under the Revolving and Term Notes. If the principal amounts outstanding remained at this level for an entire year and the prime rate increased or decreased, respectively, by 0.5%, we would pay or save, respectively, an additional $61,000 in interest in that year.

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

(a) Evaluation of disclosure controls and procedures: As of March 31, 2007, the end of the period covered by this report, the Company’s chief executive and the Company’s chief financial officer reviewed and evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15 and Rule 15d-15(e)), which are designed to ensure that material information the Company must disclose in the Company’s report filed or submitted under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized, and reported on a timely basis, and have concluded, based on that evaluation, that as of such date, the disclosure controls and procedures were effective to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is accumulated and communicated to the Company’s chief executive officer and chief financial officer as appropriate to allow timely decisions regarding required disclosure.

(b) Changes in internal control over financial reporting: There have been no changes in the Company’s internal control structure over that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

On April 12, 2006, a former employee filed a complaint with the Secretary of Labor, OSHA, alleging violation of Section 806 of the Sarbanes-Oxley Act protecting whistleblowers.  The claim was resolved on May 8, 2007 and is no longer pending before OSHA .

Item 2. Unregistered Sales of Equity Securities

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

SMALL WORLD KIDS, INC.

Date: May 22, 2007	/s/ Debra Fine
Debra Fine
Chief Executive Officer

SMALL WORLD KIDS, INC.

Date: May 22, 2007	/s/ Michael S. Bottrill
Michael S. Bottrill
Principal Accounting Officer